Form 10QSB
period 2003-09-30
CAN AM AUTO SALES INC
filed 2003-11-18
CIK 1224006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(f) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

Commission file number 333-10398

CAN/AM AUTOSALES, INC.
(Name of small business issuer in its charter)

1577 W. 4th Avenue Vancouver, BC V6J 1L6
(Address of principal executive offices)

(604) 732-3799
Issuer's telephone number

IRS TAX ID # 98-0384073
(I.R.S. Employer Identification No.)

PART I: FINANCIAL INFORMATION

Item 1.     Financial Statements

CAN/AM AUTOSALES, INC. (A development stage enterprise) Balance Sheet September 30, 2003 (Unaudited)

ASSETS
Current assets:
Cash	$43,114
Prepaid expenses	1,000
Total current assets	44,114

Other assets:
Website development costs in process	1,082
Total assets	$45,196

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$1,627
Total current liabilities	1,627
Total liabilities	1,627

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 authorized,
3,450,000 shares issued and outstanding	3,450
Capital in excess of par value	67,050
Deficit accumulated during the development stage	(26,931)
Total stockholders' equity (deficit)	43,569
Total liabilities and stockholders' equity	$45,196

The accompanying notes are an integral part of these statements.

CAN/AM AUTOSALES, INC. (A development stage enterprise) Statements of Loss For The Periods Ended September 30, 2003 (Unaudited)

	Cumulative, Inception,
	November 22, 2002	Nine Months
	Through	Ended
	September 30,	September 30,
	2003	2003

Revenues	$-	$-

General and administrative expenses	26,931	25,149
Total operating expenses	26,931	25,149
(Loss) before taxes	(26,931)	(25,149)

Provision (credit) for taxes on income:
Current	-	-
Deferred	-	-
Total provision (credit) for taxes on income	-	-
Net (loss)	$(26,931)	$(25,149)

Basic earnings (loss) per common share		$(0.01)

Weighted average number of shares outstanding		2,926,374

The accompanying notes are an integral part of these statements.

CAN/AM AUTOSALES, INC. (A development stage enterprise) Statements of Loss For The Periods Ended September 30, 2003 (Unaudited)

Quarter Ended
September 30,
2003

Revenues	$-

General and administrative expenses	10,460
Total operating expenses	10,460
(Loss) before taxes	(10,460)

Provision (credit) for taxes on income:
Current	-
Deferred	-
Total provision (credit) for taxes on income	-
Net (loss)	$(10,460)

Basic earnings (loss) per common share	$(0.00)

Weighted average number of shares outstanding	3,450,000

The accompanying notes are an integral part of these statements.

CAN/AM AUTOSALES, INC. (A development stage enterprise) Statements of Cash Flows For The Periods Ended September 30, 2003 (Unaudited)

	Cumulative, Inception,
	November 22, 2002	Nine Months
	Through	Ended
	September 30,	September 30,
	2003	2003
Cash flows from operating activities:
Net (loss)	$(26,931)	$(25,149)

Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Changes in current assets and liabilities:
Prepaid expenses	(1,000)	(1,000)
Accounts payable and accrued expenses	1,627	918
Net cash flows from operating activities	(26,304)	(25,231)

Cash flows from investing activities:
Website development costs	(1,082)	(1,082)
Net cash flows from investing activities	(1,082)	(1,082)

Cash flows from financing activities:
Notes and advances from related parties	-	(420)
Proceeds from sale of common stock	70,500	67,500
Net cash flows from financing activities	70,500	67,080

Net increase (decrease) in cash and equivalents	43,114	40,767

Cash and equivalents, beginning of period	-	2,347
Cash and equivalents, end of period	$43,114	$43,114

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these statements.

CAN/AM AUTOSALES, INC. (A development stage enterprise) Notes to Unaudited Financial Statements September 30, 2003 (Unaudited)

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in Can/Am Autosales, Inc.’s Form 10-K for the period ended December 31, 2002. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that can be expected for the year ended December 31, 2003.

Note 1 - Capital stock:
Since its inception, the Company has issued shares of its common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount
11/22/02	Shares issued for cash	300,000	$0.01	$3,000
01/13/03	Shares issued for cash	300,000	0.01	3,000
01/14/03	Shares issued for cash	275,000	0.01	2,750
01/18/03	Shares issued for cash	150,000	0.01	1,500
01/20/03	Shares issued for cash	300,000	0.01	3,000
01/25/03	Shares issued for cash	100,000	0.01	1,000
02/04/03	Shares issued for cash	50,000	0.01	500
02/17/03	Shares issued for cash	275,000	0.01	2,750
02/24/03	Shares issued for cash	100,000	0.01	1,000
02/25/03	Shares issued for cash	200,000	0.01	2,000
02/26/03	Shares issued for cash	250,000	0.01	2,500
02/27/03	Shares issued for cash	50,000	0.01	500
03/01/03	Shares issued for cash	100,000	0.01	1,000
03/03/03	Shares issued for cash	100,000	0.01	1,000
03/11/03	Shares issued for cash	900,000	0.05	45,000

Note 2 - Uncertainty, going concern:
At September 30, 2003, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 2 in the December 31, 2002 audited financial statements included in the Company’s Form 10-K) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Website development costs in progress:
The Company follows Emerging Issues Task Force reached a consensus on Issue No. 00-2, Accounting for Website Development Costs, (“EITF Issue No. 00-2”), which provides that for specific website

CAN/AM AUTOSALES, INC. (A development stage enterprise) Notes to Unaudited Financial Statements September 30, 2003 (Unaudited)

development costs, the accounting should be based generally on AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under SOP 98-1, development costs are capitalized and amortized to income over the estimated useful life of the website.

The Company has incurred $1,082 in development costs through September 30, 2003, which have been capitalized; no amortization has been recorded, as the site is incomplete.

Item 2.     Plan of Operation

Can/Am Autosales, Inc., is a development stage company with no operations, no revenue, no financial backing and limited assets. Our plan is to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada. We will start by establishing a corporate website through our registered domain name www.canamautosales.com. We will require a minimum of $37,500 before we will consider this financing to be sufficient to purchase a vehicle and lease a lot. However, we feel that we will require at least $75,000 through our current offering in order to develop this business.

The President of Can/Am, Mr. Groumoutis, has a strong background in the automotive trade business since 1989, primarily in the maintenance of vehicles. This experience is what is crucial to identifying quality used vehicles that require minimum maintenance and/or repairs. Mr. Groumoutis, who is based in Vancouver, B.C., will be responsible for the development of the U.S. and Canadian markets.

As of September 30, 2003, Can/Am had approximately $43,000 in cash. Development stage net loss for the nine months ended September 30, 2003 was $25,149, compared to $1,782 for the period November 22, 2002 (inception) through December 31, 2002. The loss for the nine months ended September 30, 2003 consisted primarily of legal and accounting expenses incident to the company’s development stage activities, including the filing of registration statements with the SEC.

The website is now under construction from the funds already raised. Using these funds the framework of the website will be completed, which includes the site-map (layout), color schemes, interface design, logos and branding. Navigational structure and interactive functionality will be built around the following modules; home, about us, cars (inventory), location, and contact information.

During the next year of operations, Can/Am will focus on finding sufficient investment capital, applying to get its common stock listed on a national exchange, locate a storage lot, identify and purchase used vehicles, and marketing these vehicles for sale. Upon raising at least $37,500 we will look into leasing at least 3 parking spaces. We will then go about purchasing inventory. We will shop for vehicles through individuals by searching newspapers, auto trade magazines and their websites. Another source of purchasing vehicles is through wholesalers, which are dealers that are offering cars for sale to other dealers at wholesale prices. Can/Am is most likely to source cars through the individual sellers

Once we have a vehicle available for sale, we will then advertise it in newspapers, auto trade magazines, and our website. We feel that the advertising and marketing is key to our success, as it not only advertises vehicles for sale, but it is also a way of exposing Can/Am to the public. Our advertising will focus on driving people to our website, as well as providing contact information if people do not use the internet. We will not purchase our first vehicle until after the close of the offering. The Company feels that it can have its first car available for sale by February 1, 2004.

Can/Am’s website at, www.canamautosales.com, will be used as an information portal and will not offer on-line buying. The website will advertise all the vehicles available for sale with detailed mechanical inspection reports. It will also provide contact information by telephone, e-mail, and fax.

During this first year of operations, our officers and directors will also provide their labor at no charge. We do not anticipate hiring any staff during this period. However, P.S. Motors Ltd., a company owned and operated by Mr. Groumoutis will charge a standard rate for its labour, for work performed by its staff for Can/Am’s vehicles.

How long we will be able to satisfy our cash requirements, and whether we will require additional outside funding in the next twelve months depends on how quickly we can generate sales revenue and how much revenue can be generated .We have no plans to undertake product research and development during the term covered by this prospectus. There are also no plans or expectations to purchase or sell any plant and or significant equipment in the first year of operations.

Item 3.     Effectiveness of the registrant’s disclosure controls and procedures

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the third quarter of fiscal year 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Item 6.     Exhibits and Reports on Form 8-K Exhibits:

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	Prospectus, Filed October 24, 2003	Previously Filed

Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN/AM AUTOSALES, INC.

Date: November 14, 2003

/s/ Triantafyllos Groumoutis
Triantafyllos Groumoutis
President and Duly Authorized Officer