Form 10KSB
period 2003-12-31
CAN AM AUTO SALES INC
filed 2004-04-14
CIK 1224006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended December 31, 2003.

☐ Transition report under Section 13 or 15(d) of the securities exchange act of 1934

CAN/AM AUTOSALES, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-103986	98-0384073
(State of other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation or organization)

1577 W. 4th Avenue Vancouver, B.C. Canada V6J 1L6
(Address of principal executive offices)

Registrant’s telephone number: (604) 732-3799

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

State issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $0.00(1)

(1) There is presently no public market for the common stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 15, 2004, the issuer had 3,450,000 shares of common stock issued and outstanding.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Description of Business

Business Development

Can/Am Autosales, Inc., was incorporated on November 4, 2002, in the state of Nevada. Can/Am has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, it has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.

Business of Can/Am

Can/Am’s objective is to provide quality used Canadian vehicles at a reasonable price to customers in the United States and Canada. We will accomplish this by purchasing quality used vehicles from individuals and advertising them through newspapers, auto trade magazines, and the corporate website. Can/Am intends to sell cars that are driven locally in Vancouver, B.C. Compared to other major Canadian cities, these cars tend to have lower mileage, as they are rarely driven on highways and due to temperate weather conditions, there is less wear and tear.

The majority of our advertising will be done on Can/Am’s website and auto trade magazines and/or their websites. The advertised vehicles in trade magazines will link potential customers to Can/Am’s website. Currently, we are developing the corporate website, www.canamautosales.com.

Principal Products, Services and Their Markets

The focus is to competitively supply Canadian vehicles to the U.S. and to Canada. Automobiles, which are in good condition, i.e. low mileage for age, service history, pedigree of vehicle, and accident free, will be sourced. Owner histories - preferably one owner vs. multiple owners, will be of primary importance. The objective is to find buyers for cars as opposed to focusing on finding cars for customers.

Can/Am will provide fully inspected vehicles and provide documentation of full history, quality, and disclosure of known problems. Can/Am will have done full maintenance at corresponding manufacturers mileage, along with complete detailing, inside and out, before selling them. Can/Am will use Customs

Brokers who provide the necessary U.S customs/brokerage paperwork, as well as ensuring the car complies with U.S. regulations. Most cars that sold in the Canadian market comply with North American safety and emission standards at the date of manufacture. However, every car will be evaluated on a case-by-case basis. There are minor changes that will have to be done on most vehicles, such as changing speedometers from kilometers to miles.

Distribution Methods of the Products and Services

Distribution in Can/Am’s two primary markets, the United States and Canada, will be done through using automotive relocation specialists. These relocation specialists are US and Canadian bonded carriers that provide door-to-door shipping service to all points in North America. Can/Am will deliver the vehicles to a local relocation specialist, who charges a fee to ship the vehicles to the final destination by trailer and/or train. These fees will be based on the shipping distances from Vancouver to the final destination, and will be sourced on a case-by-case basis, as required.

For customers that are close to our location, such as Washington State, these customers may choose to transport the vehicles themselves. If Can/Am is required to ship the vehicle, then we will use the service of a relocation specialist.

Shipping costs will be determined on a case-by-case basis. These costs may be paid entirely by the purchaser or may be paid entirely by Can/Am or a combination thereof. It would only become non-feasible to sell a car outside of our local area if the shipping costs exceed the car’s profit margin. However, such vehicles would be sold locally. This can only be determined at the time of the sale.

We have not had formal negotiations with customs brokers or relocation specialists, but based on informal inquiries, custom brokers will charge approximately $150 - $200 and relocation specialists’ fees are based on shipping distances from Vancouver and will range from approximately $500 - $1,500 per vehicle. The following table shows approximate fees for shipping a 1996 Toyota Corolla from Vancouver, B.C., as follows:

Miami, FL	$1,500
Boston, MA	1,200
San Diego, CA	900
Portland, OR	500

Duties and customs fees remain the same regardless of the destination in the U.S. Even though the trade magazines we will be advertising in will be distributed across the U.S., it does not necessarily mean that we will be selling in all of the states. What states we will sell a car to will be determined at the time of sale by analyzing all of the costs. It is our intention over the next 12 months to focus mainly within our region, which would be British Columbia and Alberta in Canada and Washington State, Oregon, and California in the U.S. We intend to pass on as much, if not all, of the shipping costs to the purchaser, but this can only be determined on a case-by-case basis at the time of negotiating a sale. Further, we are looking at purchasing vehicles in the $5,000 - $7,000 price range during the next 12 months. These prices most likely dictate that we will be selling our vehicles in our region mentioned above. It would be highly unlikely that it would be feasible, to us or the customer, to ship to areas close to or on the east coast of the U.S.

Competition and Competitive Strategy

Can/Am’s intention is to establish the company as a credible participant in an already existing market. At present, there are many other companies selling used automobiles on the Internet and through trade magazines. The Founder and President, Phil Groumoutis, has visited several of these sites and has found that most companies that advertise online have limited contact with the customer and offer little or no information to the public.

There are several factors that distinguish Can/Am from other companies that are selling used vehicles on the market. First, Can/Am wants to encourage personal contact with potential customers. It gives us the opportunity to teach the customers how to buy quality and economically feasible vehicles. Since Can/Am will not be selling vehicles on-line, the customer will be required to phone or e-mail us to ask questions. This allows us to directly communicate with the customer. Second, we propose to utilize our website to not only advertise to the public, but to offer more information to potential consumers.

Third, Mr. Groumoutis has also found that providing service history to the customer is of vital importance. Because Can/Am’s competitive strategy is to buy low mileage vehicles from the private sector, he will provide customers with details of how the previous owners have serviced their vehicles. Obtaining service history is important because it not only proves low mileage, but also establishes credibility with customers as to the high quality of used vehicles we intend to offer.

Of primary importance and advantage is the experience and background of the founder and president, Mr. Groumoutis. His 12 years experience in the automotive trade gives him the ability to seek and find good quality cars and repair them to excellent working order before they go on sale. His knowledge of the market allows him to differentiate between a good, and bad product and determine problems in the market beforehand. In addition to providing information on vehicles, Can/Am will subcontract Mr. Groumoutis’ auto repair shop, P.S. Motors Ltd., to fully inspect and service vehicles, at a competitive rate, so that they are mechanically sound before going on the market and list inspection reports on the website.

Can/Am’s strategic approach is to sell cars that are driven locally in Vancouver, B.C. These cars tend to have lower mileage, as they are rarely driven on highways, and due to temperate weather conditions, there is less wear and tear when compared to other major Canadian cities. In addition, for the U.S. market these cars can be a good value, primarily due to the differential value of the Canadian dollar compared to the U.S. dollar.

The majority of advertising will be done on Cam/Am’s website and auto trade magazines and/or their websites. The advertised vehicles in trade magazines will link potential customers to Can/Am’s website, which will in turn offer more vehicles for sale.

Sources and Availability of Products

The source for vehicles will be individuals selling cars, and in some instances, dealers. The advantage of approaching private individuals is that there is no reliance on principal suppliers. Individual vehicle owners will be accessed through newspapers, magazines, trade magazines, auctions, and in some instances, dealerships at wholesale rates.

Governmental Controls, Approvals and Regulations

Government regulations are typically not a problem. To export a vehicle to the U.S., we will comply with the U.S. Safety and Emission Standards for the year of manufacture. The safety standards as set by the U.S. Department of Transportation (“DOT”) and the emission standards, as set by the U.S. Environmental Protection Agency (“EPA”), will be followed. Most vehicles have stickers stating that they comply with the safety and emission standards for North America for the date it was manufactured. Although newer vehicles will comply with these standards, there are other areas that do need to be modified. For example, every car coming from Canada has to have the speedometer changed from kilometers to miles. Other minor changes have to be determined on a car-by-car basis. Further, customs brokers will know what changes are required for a vehicle given its year of manufacture.

Can/Am will use the services of a Customs Broker, who will provide the necessary documentation to complete the delivery into the U.S. Companies offering the services of customs brokers are able to assist with the exporting of vehicles to the U.S. These companies deal with the U.S. customs authorities and are held accountable to comply with the numerous government regulations. We have not had any formal conversations or have begun preliminary negotiations with any customs brokers. Negotiations will be dealt with on a case per case basis, to try to ascertain the best fees and services at the time required. The fees for these services are competitively priced and are generally based on the size and weight of the vehicle and the distance to its destination.

Compliance With Environmental Laws

For vehicles sold to the U.S., we will comply with the U.S. EPA emission standards, as most vehicles sold in Canada have stickers stating that they comply with U.S. EPA emission standards for date of manufacture. For vehicles sold in Canada they will already comply with Canadian emission standards.

Employees

Other than Can/Am’s Directors and Executive Officers who are currently donating their time to the development of the company, there are no employees of Can/Am. Can/Am does not intend to hire employees until the business has been successfully launched with sales revenues flowing into it. Can/Am’s Officers and Directors intend to do whatever work is necessary to bring it to the point of earning revenues. Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization.

Reports to Security Holders

Can/Am will voluntarily make available an annual report including audited financials on Form 10-K or Form 10-KSB to security holders.

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding Can/Am’s that file electronically with the SEC at http://www.sec.gov.

Item 2. Description of Property.

Can/Am’s principal place of business and corporate offices occupy approximately 250 sq. ft. of a 3,000 sq. ft. building at 1577 W. 4th Avenue, Vancouver B.C., Canada, V6J 1L6. The telephone number is (604) 732-3799. This office space is an enclosed office in a building rented by P.S. Motors ltd. P.S. Motors uses the other 2,750 sq. ft. for its automotive repair business. We have no intention of finding another office during the development stage of Can/Am. Can/Am will operate from the President’s business office at no cost to the Company.

Can/Am does not have any investments or interests in any real estate. Can/Am does not invest in real estate mortgages, nor does it invest in Securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2003, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market for Stock.

There is presently no public market for Can/Am’s common stock.

Holders.

As of December 31, 2003, Can/Am had thirty-three (33) shareholders of record of its common stock.

Stock Option Grants

To date, Can/Am has not granted any stock options.

Registration Rights

Can/Am has not granted registration rights to the selling shareholders or to any other persons.

Dividends.

As of December 31, 2003, Can/Am has not paid any dividends to its shareholder. There are no restrictions which would limit the ability of Can/Am to pay dividends on common equity or that are likely to do so in the future.

Recent Sales of Unregistered Securities

None.

Item 6. Management’s Plan of Operation.

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

As of February 29, 2004, Can/Am had approximately $29,500 of cash. Development stage net loss for the twelve months ended December 31, 2003 was $15,269, compared to $1,782 for the period November 22, 2002 (inception) through December 31, 2002. The loss for the year ended December 31, 2003 consisted primarily of legal and accounting expenses incident to the company’s development stage activities.

The website as of November 2003 has been 90 – 95% completed from the funds already raised. Using these funds, the framework, navigational structure, color schemes and branding has been completed and can be viewed at www.canamautosales.com. As of December 31, 2003, Can/Am has spent $2,609 on website development which has been capitalized on the Balance Sheet as website development costs and expects to spend an additional $3,000 over the next twelve (12) months. The general public will not be able to view areas that are under construction. Website development costs are being amortized over a period ending in December 2004, at which time our domain registration will expire.

During the next twelve months of operations, Can/Am will focus on finding sufficient investment capital, applying to get its common stock quoted on the OTCBB, locate a storage lot, identify and purchase used vehicles, and marketing these vehicles for sale. It is the intention of Can/Am to attempt to generate sources of revenue during this period.

It is our intention to use the Prospectus dated October 20, 2003 to raise up to $150,000. Per the Prospectus filed with the SEC, Can/Am is able to offer up to 1,500,000 shares of common stock at $0.10 per share. This offering had a closing date of December 31, 2003, with an option to extend it for an additional two years from the effective date (October 20, 2003). Can/Am did not sell any of the offering prior to December 31, 2003. However, the Board of Directors authorized opening this offering again, and as such, we are in the process of selling common stock. We will need at least $37,500 before we feel confident in allocating money towards the purchase of inventory, leasing a storage lot, and marketing the inventory. However, we feel that we will need to raise at least $75,000 to effectively develop this business. The extra money will allow us to purchase more inventory, lease a larger lot, and do additional marketing. We anticipate having revenues from sales of vehicles in the last half of the next twelve months.

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

During this first year of operations, our officers and directors will also provide their labor at no charge. We do not anticipate hiring any staff during this period. However, P.S. Motors Ltd., a company owned and operated by Mr. Groumoutis will charge a standard rate for its labor, for work performed by its staff for Can/Am’s vehicles.

How long we will be able to satisfy our cash requirements, and whether we will require additional outside funding in the next twelve months depends on how quickly we can generate sales revenue, and how much revenue can be generated. We have no plans to undertake product research and development during the next twelve months. There are also no plans or expectations to purchase or sell any plant and or significant equipment in the first year of operations.

There is substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have no established source of revenue. Accordingly, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

New Accounting Pronouncements

The following recent accounting pronouncements:

        FASB Statements
          Number 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
          Number 146, Accounting for Costs Associated with Exit or Disposal Activities,
          Number 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,
          Number 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,
          Number 149, Amendment of Statement 133 on Derivative Investments and Hedging Activities,
          Number 150, Financial Instruments with Characteristics of Both Liabilities and Equity, and FASB Interpretations
          Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34
          Number 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51

are not currently expected to have a material effect on our financial Statements.

Application of Critical Accounting Policies

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, our financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order for us to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of financial statements.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

Website Development Costs

Direct internal and external costs associated with the development of the features, content and functionality of our website incurred during the application development stage are capitalized. All other costs are expensed including those incurred after the date upon which the website is declared operational, except for those costs incurred in respect of significant functionality enhancements. The capitalization costs are amortized over a period ending in December 2004, at which time our domain registration will expire.

Revenue Recognition

The Company intends to develop its business consisting of the sale of used vehicles to customers in the U.S. and Canada. Revenues will be recognized when the vehicles are sold, there are no uncertainties surrounding product acceptance, there are no significant vendor obligations, the fees are fixed and determinable and collection is considered probable.

Item 7. Financial Statements

CAN/AM AUTOSALES, INC.
Index to Financial Statements
December 31, 2003 and 2002

Bateman & Co., Inc., P.C. Certified Public Accountants
5 Briardale Court Houston, Texas 77027-2904 (713) 552-9800 FAX (713) 552-9700 www.batemanhouston.com

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholder
Of Can/Am Autosales, Inc.

We have audited the accompanying balance sheet of Can/Am Autosales, Inc. (a Nevada corporation and a development stage enterprise) as of December 31, 2003, and the related statements of loss, stockholder’s equity, and cash flows for the year ended December 31, 2003 and for the period from November 22, 2002 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Can/Am Autosales, Inc. (a development stage enterprise) as of December 31, 2003, and the results of its operations and its cash flows for the periods ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is not currently engaged in a business and has suffered losses from development stage activities to date, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BATEMAN & CO., INC., P.C.

Houston, Texas
April 10, 2004

Member
INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS
Offices in Principal Cities Around The World

CAN/AM AUTOSALES, INC.
(A development stage enterprise)
Balance Sheet
December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	34,936
Prepaid expenses	18,484
Website development costs, net of accumulated
amortization of $435	2,174
Total current assets	55,594
Total assets	55,594

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$2,145
Total current liabilities	2,145

Total liabilities	2,145

STOCKHOLDER'S EQUITY
Common stock, $.001 par value, 100,000,000 authorized,
3,450,000 shares issued and outstanding	3,450
Capital in excess of par value	67,050
Deficit accumulated during the development stage	(17,051)
Total stockholder's equity	53,449
Total liabilities and stockholder's equity	$55,594

The accompanying notes are an integral part of these statements.

CAN/AM AUTOSALES, INC.
(A development stage enterprise)
Statement of Loss For The Periods Ended
December 31, 2003 and 2003

	Cumulative,
	Inception,		Inception,
	November 22,		November 22,
	2002 Through	Year Ended	2002 Through
	December 31,	December 31,	December 31,
	2003	2003	2002

Revenues	$-	$-	$-

General and administrative expenses	17,051	15,269	1,782
Total operating expenses	17,051	15,269	1,782
(Loss) before taxes	(17,051)	(15,269)	(1,782)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(17,051)	$(15,269)	$(1,782)

Basic earnings (loss) per common share		$(0.01)	$(0.01)

Weighted average number of shares outstanding		3,058,356	300,000

The accompanying notes are an integral part of these statements.

CAN/AM AUTOSALES, INC.
(A development stage enterprise)
Statement of Stockholder's Equity
For The Periods Ended
December 31, 2003 and 2002

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, November 22, 2002	-	$-	$-	$-	$-
Stock issued for cash	300,000	300	2,700		3,000
Development stage net (loss)				(1,782)	(1,782)

Balances, December 31, 2002	300,000	$300	$2,700	$(1,782)	$1,218

Stock issued for cash	3,150,000	3,150	64,350		67,500
Development stage net (loss)				(15,269)	(15,269)

Balances, December 31, 2003	3,450,000	$3,450	$67,050	$(17,051)	$53,449

The accompanying notes are an integral part of these statements.

CAN/AM AUTOSALES, INC.
(A development stage enterprise)
Statement of Cash Flows
For The Periods Ended
December 31, 2003 and 2002

	Cumulative,
	Inception,		Inception,
	November 22,		November 22,
	2002 Through	Year Ended	2002 Through
	December 31,	December 31,	December 31,
	2003	2003	2002

Cash flows from operating activities:
Net (loss)	$(17,051)	$(15,269)	$(1,782)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Amortization	435	435	-
Change in current assets and liabilities:
Prepaid expenses	(18,484)	(18,484)	-
Accounts payable and accrued expenses	2,145	1,436	709
Advances from related party	-	(420)	420
Net cash flows from operating activities	(32,955)	(32,302)	(653)

Cash flows from investing activities:
Website development costs incurred	(2,609)	(2,609)	-
Net cash flows from investing activities	(2,609)	(2,609)	-

Cash flows from financing activities:
Proceeds from sale of common stock	70,500	67,500	3,000
Net cash flows from financing activities	70,500	67,500	3,000
Net cash flows	34,936	32,589	2,347

Cash and equivalents, beginning of period	-	2,347	-
Cash and equivalents, end of period	$34,936	$34,936	$2,347

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements.

CAN/AM AUTOSALES, INC.
(A development stage enterprise)
Notes to Financial Statements
December 31, 2003 and 2002

Note 1 - Organization and summary of significant accounting policies:
Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business – Can/Am Autosales, Inc. (“We,” or “the Company”) is a Nevada corporation incorporated on November 4, 2002. We are based in Vancouver, British Columbia, Canada.

It is our intent is to become an automobile vendor which will export pre-owned Canadian vehicles for sale in the United States and Canada. A website has been developed and is intended to be the core component of our marketing and advertising strategy. The website displays a selection of the automobiles that are for sale and will be upgraded to include links to other industry related websites. Information for those desiring to invest in the Company will also be presented.

To date, our activities have been limited to formation and the raising of equity capital. In our current development stage, management anticipates incurring substantial additional losses as additional capital is raised and the business plan is implemented.

Basis of presentation – Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, cash funds held in trust, money market funds, and certificates of deposit with a maturity of l e ss than three months to be cash equivalents.

Website development costs – We follow Emerging Issues Task Force Issue No. 00-2, Accounting for Website Development Costs , (“EITF Issue No. 00-2”), which provides that for specific website development costs, the accounting should be based generally on AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under SOP 98-1, development costs are capitalized and amortized to income over t h e estimated useful life of the website. We are amortizing our costs over a period ending in November, 2004, at which time our domain registration will expire. Amortization for the year ended December 31, 2004 was $435.

Fair value of financial instruments and derivative financial instruments – We have adopted Statement of Financial Accounting Standards number 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions

CAN/AM AUTOSALES, INC.
(A development stage enterprise)
Notes to Financial Statements
December 31, 2003 and 2002

could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

Federal income taxes- Deferred income taxes are reported for timing differences between items of i n come or expense reported in the financial statements and those reported for income tax purposes i n accordance with Statement of Financial Accounting Standards number 109 Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable o t differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net income per share of common stock – We have adopted FASB Statement Number 128, Earnings per Share, which requires presentation of basic and diluted EPS on the face of the n i come statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We do not have a complex capital structure requiring the computation of diluted earnings per share.

Note 2 - Uncertainty, going concern:
At December 31, 2003, we were not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement the business plan (see Note 1 above) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Expenses in connection with securities offerings:
In early, 2003, we filed with the SEC a Form SB-2 to register common stock to be offered for sale. The Form became effective in October, 2003. In that connection, we have incurred $18,229 in legal and accounting fees, which have been deferred and included in Prepaid Expenses at December 31, 2003. These costs will be charged against Capital In Excess of Par Value when the securities are sold.

Note 4 - Related party transactions:
Our president has advanced funds from time to time to finance operations. The advances are not evidenced by a promissory note, do not bear interest, and are due currently. The Company expects to repay the advances out of proceeds from sales of stock. Such advances totaled $420 at December 31, 2002 and none at December 31, 2003.

CAN/AM AUTOSALES, INC.
(A development stage enterprise)
Notes to Financial Statements
December 31, 2003 and 2002

Note 5 - Federal income tax:
We follow Statement of Financial Accounting Standards Number 109 (SFAS 109), Accounting for Income Taxes . Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in h t e accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	2003	2002
Refundable Federal income tax attributable to:
Current operations	$(5,100)	$(600)
Less, Limitation due to absence of prior
year taxable income	5,100	600
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount as of December 31, 2003 is as follows:

	2003	2002

Deferred tax asset attributable to:
Net operating loss carryover	$5,700	$600
Less, Valuation allowance	(5,700)	(600)
Net deferred tax asset	-	-

At December 31, 2003, an unused net operating loss carryover of $17,051 was available to offset future t a xable income; it expires beginning in 2022.

Note 6 – Cumulative sales of stock:
Through December 31, 2003, the Company had issued shares of its $.001 par value common stock as follows:

CAN/AM AUTOSALES, INC.
(A development stage enterprise)
Notes to Financial Statements
December 31, 2003 and 2002

			Price Per
Date	Description	Shares	Share	Amount

11/22/02	Shares issued for cash	300,000	$0.01	$3,000
01/03 -
03/03	Shares issued for cash	2,250,000	0.01	22,500
03/11/03	Shares issued for cash	900,000	0.05	45,000
12/31/03	Cumulative Totals	3,450,000		$70,500

Subsequent to December 31, 2003 and through April 10, 2004, we have sold an additional 130,000 shares for $13,000 in cash.

Note 7 – Correction of prior quarters’ earnings:
At December 31, 2003, we capitalized as prepaid expenses certain legal and accounting fees that had previously been reported in interim financial information as general and administrative expenses. The net effects are as follows:

Note 8 - New accounting pronouncements:
The following recent accounting pronouncements:

	Net (Loss)	Amount	Net (Loss)
Quarter Ended	As Reported	Capitalized	As Corrected
March 31, 2003	$(7,833)	$3,283	$(4,550)
June 30, 2003	(6,856)	3,738	(3,118)
September 30, 2003	(10,460)	9,026	(1,434)
  FASB Statements
    Number 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
    Number 146, Accounting for Costs Associated with Exit or Disposal Activities,
    Number 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,
    Number 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,
    Number 149, Amendment of Statement 133 on Derivative Investments and Hedging Activities,
    Number 150, Financial Instruments with Characteristics of Both Liabilities and Equity, and FASB Interpretations
    Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34
    Number 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51

are not currently expected to have a material effect on our financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial

Disclosures.

None. Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Can/Am’s executive officers and directors and their respective ages as of December 31, 2003, are as follows:

Directors:

Name of Director	Age
Triantafyllos Groumoutis	31
George Giannopoulos	29
Nick Beretanos	39
John Mantas	32

Executive Officers:

Name of Officer	Age	Office
Triantafyllos Groumoutis	31	President and CFO
George Giannopoulos	29	Secretary and Treasurer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Triantafyllos Groumoutis, President, Chief Financial Officer and Member of the Board of Directors, age 31. Mr. Groumoutis obtained Certificates of Apprenticeship and Qualification from the British

Columbia Institute of Technology (BCIT), located in Burnaby B.C., in December 1995. These certificates (licenses) are offered by the Canadian Government through the Ministry of Skills department, and provide the qualification to be a licensed Certified Automotive Technician throughout Canada. Mr. Groumoutis is the founder and President of P.S. Motors Ltd., a company incorporated in the Province of B.C., since 1994. P.S. Motors Ltd. is an automotive repair business located in Vancouver, B.C. and is solely owned by Mr. Groumoutis and employs five people.

Mr. Groumoutis will be allocating his time to Can/Am Autosales, Inc. concurrently with his running of P.S. Motors Ltd. As of this filing, Mr. Groumoutis has been allocating approximately 15 hours per week to Can/Am Autosales and anticipates dedicating 15-25 hours per week during the development of the business plan. Mr. Groumoutis will not be charging Can/Am Autosales for his time in the next twelve months.

George Giannopoulos, Secretary, Treasurer and Member of the Board of Directors, age 29. Mr. Giannopoulos obtained Certificates of Apprenticeship and Qualification from BCIT, located in Burnaby B.C., in 2000. These certificates (licenses) are offered by the Canadian Government through the Ministry of Skills department, and provide the qualification to be a licensed Certified Automotive Technician throughout Canada. Mr. Giannopoulos also obtained a Certificate of 3rd Class Power Engineer BC from BCIT in 1995.

Being a Certified 3rd Class Power Engineer, Mr. Giannopoulos, began his apprenticeship as an automotive technician with P.S. Motors Ltd. in February 1996. Upon completion of this apprenticeship and his certificate in 2000, Mr. Giannopoulos took a position as a process engineer with Chevron Canada, where he is currently employed.

Mr. Giannopoulos anticipates spending 5-10 hours per week during the development of the business plan. Mr. Giannopoulos will not be charging Can/Am Autosales for his time in the next twelve months.

Nick Beretanos, Member of the Board of Directors, age 39. Mr. Beretanos graduated from G.R.T.I Technical School, located in Burnaby B.C., in 1990 with an Electrical & Computer Technicians Diploma. Mr. Beretanos also attended BCIT, located in Burnaby B.C., completing a certificate in the computer operating language UNIX.

Since 1991, Mr. Beretanos has been involved in computer sales and service through his company, Ante Computers Inc.

John Mantas, Member of the Board of Directors, age 32. Mr. Mantas graduated from Langara Community College, located in Vancouver B.C., in December 1992 with an Accounting Diploma. He is currently working on his Certified General Accountant (CGA) certificate.

Mr. Mantas’ work experience since Langara Community College has been as follows:

       1994 – 2001: Knight & Day Restaurants. Worked as an accounting assistant in the corporate office in Burnaby B.C. He was responsible for accounts payable, payroll, accounts receivable, and journal entries.
       2001 – Present: CHC Helicopters Intl. General Accountant in the Richmond B.C. office. Duties include analysis, accruals, four foreign bases accounting, special projects, and electronic wire transfers.

None of Can/Am’s Directors or executive officers have been involved, during the past five years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

Employment Agreements

N/A

Significant Employees

Can/Am has no significant employees other than the officers and directors described above, whose time and efforts are being provided to Can/Am without compensation.

Item 10. Executive Compensation.

Can/Am’s Executive officers do not currently receive any compensation from Can/Am for their service as corporate officers. Can/Am’s directors have not and currently do not receive any compensation from Can/Am for their service as corporate directors.

Summary Compensation Table

					Long-Term Compensation
	Annual Compensation				Awards		Payouts

Name and	Fiscal	Salary	Bonus	Other annual	Restricte	Securities	LTIP	All other
principal	Year			compensation	d stock	underlyin	payouts	compensation
position					award(s)	g options/
						SARs
Triantafyllos	2002	0	0	0	0	0	0	0
Groumoutis	2003	0	0	0	0	0	0	0
Director,
President,
CFO

George	2002	0	0	0	0	0	0	0
Giannopoulos	2003	0	0	0	0	0	0	0
Director,
Secretary
Treasurer

Nick	2002	0	0	0	0	0	0	0
Beretanos,	2003	0	0	0	0	0	0	0
Director

John	2002	0	0	0	0	0	0	0
Mantas,	2003	0	0	0	0	0	0	0
Director

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended December 31, 2003. There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2003.

Stock Option Grants

Can/Am did not grant any stock options to the executive officers during the most recent fiscal period ended December 31, 2003. Can/Am has also not granted any stock options to the executive officers since incorporation, November 4, 2002.

Employment Agreements

There are no employment agreements

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following is a table detailing the current shareholders of our stock who own 5% or more of the common stock, and shares owned by our Directors and Officers:

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Triantafyllos Groumoutis1 577 W. 4th Avenue Vancouver, B.C. V6J 1L6	300,000 shares	8.7%
Common Stock	George Giannopoulos, 1577 W. 4th Avenue Vancouver, B.C. V6J 1L6	300,000 shares	8.7%
Common Stock	John Mantas, 1577 W. 4th Avenue Vancouver, B.C. V6J 1L6	300,000 shares	8.7%
Common Stock	Nick Beretanos 1577 W. 4th Avenue Vancouver, B.C. V6J 1L6	300,000 shares	8.7%
Common Stock	All Officers and Directors as a Group that consists of 4 people.	1,200,000 shares	34.8%
Common Stock	Ulrich Forrer and Triantafylli Groumoutis* 912 W. 14th Ave. Vancouver BC V5Z 1R4	200,000 shares	5.8%

* are husband and wife and own their common stock separately, but are reporting as one beneficial owner. Mr. Forrer and Ms. Groumoutis each own 100,000 shares of stock.

The percent of class is based on 3,450,000 shares of common stock issued and outstanding as of December 31, 2003.

Item 12. Certain Relationships and Related Transactions.

No persons who may, in the future, be considered a promoter will receive or expect to receive assets, services or other consideration from us. No assets will be or are expected to be acquired from any promoter on behalf of our company. We have not entered into any agreements that require disclosure to our shareholders.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously filed
23	Consent of Auditor	Included
31.1	Section 302 Certification	Included
31.2	Section 302 Certification	Included
32.1	Section 906 Certification	Included

Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 2003.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN/AM AUTOSALES, INC.

/s/ Triantafyllos Groumoutis
Triantafyllos Groumoutis
President, Chief Financial Officer, Director
Dated: 4/14/04

/s/ George Giannopoulos
George Giannopoulos
Secretary, Treasurer, Director
Dated: 4/14/04

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Triantafyllos Groumoutis
Triantafyllos Groumoutis
President,
Chief Financial Officer,
Chief Accounting Officer,
Director
Dated: 4/14/04

/s/ George Giannopoulos
George Giannopoulos
Secretary, Treasurer, Director
Dated: 4/14/04

/s/ Nick Beretanos
Nick Beretanos
Director
Dated: 4/14/04

/s/ John Mantas
John Mantas
Director
Dated: 4/14/04