Form 10QSB
period 2004-03-31
CAN AM AUTO SALES INC
filed 2004-05-24
CIK 1224006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____ TO ______

Commission File Number: 333-103986

CAN/AM AUTOSALES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0384073
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

1577 W. 4th Avenue
Vancouver, B.C. Canada V6J 1L6
(Address of principal executive offices)

(604) 732-3799
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes ☒  No ☐ and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

As of May 1 2004, the issuer had 3,590,000 shares issued and outstanding of its common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAN/AM AUTOSALES, INC. Index to Financial Statements March 31, 2004 (Unaudited)

CAN/AM AUTOSALES, INC. (A development stage enterprise) Balance Sheet March 31, 2004 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$37,423
Website development costs, net of accumulated
amortization of $ 1,087	1,522
Total current assets	38,945
Total assets	$38,945

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$2,126
Total current liabilities	2,126
Total liabilities	2,126

STOCKHOLDER'S EQUITY
Common stock, $ .001 par value, 100,000,000 authorized,
3,545,000 shares issued and outstanding	3,545
Capital in excess of par value	57,772
Deficit accumulated during the development stage	(24,498)
Total stockholder's equity	36,819
Total liabilities and stockholder's equity	$38,945

The accompanying notes are an integral part of these statements.

CAN/AM AUTOSALES, INC. (A development stage enterprise) Statement of Loss For The Periods Ended March 31, 2004 and 2003 (Unaudited)

	Cumulative,
	Inception,
	November 22,
	2002 Through	Quarter Ended	Quarter Ended
	March 31,	March 31,	March 31,
	2004	2004	2003

Revenues	$-	$-	$-

General and administrative expenses	24,498	7,447	7,833
Total operating expenses	24,498	7,447	7,833
(Loss) before taxes	(24,498)	(7,447)	(7,833)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(24,498)	$(7,447)	$(7,833)

Basic earnings (loss) per common share		$(0.00)	$(0.00)

Weighted average number of shares outstanding		3,451,648	1,861,667

The accompanying notes are an integral part of these statements.

CAN/AM AUTOSALES, INC. (A development stage enterprise) Statement of Stockholder's Equity For The Periods Ended March 31, 2004 (Unaudited)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, November 22, 2002	-	$-	$-	$-	$-
Stock issued for cash	300,000	300	2,700		3,000
Development stage net (loss)				(1,782)	(1,782)
Balances, December 31, 2002	300,000	$300	$2,700	$(1,782)	$1,218

Stock issued for cash	3,150,000	3,150	64,350		67,500
Development stage net (loss)				(15,269)	(15,269)
Balances, December 31, 2003	3,450,000	$3,450	$67,050	$(17,051)	$53,449

Stock issued for cash	9,500	95	9,405		9,500
Less, Expenses in connection
with stock offering			(18,683)		(18,683)
Development stage net (loss)				(7,447)	(7,447)
Balances, March 31, 2004	3,459,500	$3,545	$57,772	$(24,498)	$36,819

The accompanying notes are an integral part of these statements.

CAN/AM AUTOSALES, INC. (A development stage enterprise) Statement of Cash Flows For The Periods Ended March 31, 2004 and 2003 (Unaudited)

	Cumulative,
	Inception,
	November 22,
	2002 Through	Quarter Ended	Quarter Ended
	March 31,	March 31,	March 31,
	2004	2004	2003

Cash flows from operating activities:
Net (loss)	$(24,498)	$(7,447)	$(7,833)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Amortization	1,087	652	-
Change in current assets and liabilities:
Prepaid expenses	-	-	(1,000)
Accounts payable and accrued expenses	2,126	(19)	2,871
Advances from related party	-	-	(420)
Net cash flows from operating activities	(21,285)	(6,814)	(6,382)

Cash flows from investing activities:
Website development costs incurred	(2,609)	-	-
Net cash flows from investing activities	(2,609)	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	80,000	9,500	67,500
Stock offering expenses	(18,683)	(18,683)	-
Change in prepaid expenses applicable to financing activities	-	18,484	-
Net cash flows from financing activities	61,317	9,301	67,500
Net cash flows	37,423	2,487	61,118

Cash and equivalents, beginning of period	-	34,936	2,347
Cash and equivalents, end of period	$37,423	$37,423	$63,465

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements.

CAN/AM AUTOSALES, INC. (A development stage enterprise) Notes to Unaudited Financial Statements March 31, 2004 (Unaudited)

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in Can/Am Autosales, Inc.’s Form 10-K for the period ended December 31, 2003. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that can be expected for the year ended December 31, 2004.

Note 1 - Capital stock:

Since its inception, the Company has issued shares of its common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount
11/22/02	Shares issued for cash	300,000	$0.01	$3,000
01/13/03	Shares issued for cash	300,000	0.01	3,000
01/14/03	Shares issued for cash	275,000	0.01	2,750
01/18/03	Shares issued for cash	150,000	0.01	1,500
01/20/03	Shares issued for cash	300,000	0.01	3,000
01/25/03	Shares issued for cash	100,000	0.01	1,000
02/04/03	Shares issued for cash	50,000	0.01	500
02/17/03	Shares issued for cash	275,000	0.01	2,750
02/24/03	Shares issued for cash	100,000	0.01	1,000
02/25/03	Shares issued for cash	200,000	0.01	2,000
02/26/03	Shares issued for cash	250,000	0.01	2,500
02/27/03	Shares issued for cash	50,000	0.01	500
03/01/03	Shares issued for cash	100,000	0.01	1,000
03/03/03	Shares issued for cash	100,000	0.01	1,000
03/11/03	Shares issued for cash	900,000	0.05	45,000
03/25/04	Shares issued for cash	15,000	0.10	1,500
03/29/04	Shares issued for cash	25,000	0.10	2,500
03/30/04	Shares issued for cash	10,000	0.10	1,000
03/31/04	Shares issued for cash	45,000	0.10	4,500
	Cumulative total	3,545,000		$80,000.00

Note 2 - Uncertainty, going concern:

At March 31, 2004, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 2 in the December 31, 2003 audited financial statements included in the Company’s Form 10-K) and is seeking additional sources of equity or debt financing, there is no assurance

CAN/AM AUTOSALES, INC. (A development stage enterprise) Notes to Unaudited Financial Statements March 31, 2004 (Unaudited)

these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Website development costs:

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

The Company has incurred $2,609 in development costs through March 31, 2004, which have been capitalized, and are being amortized over a period expiring in November, 2004.

Item 2. Plan of Operation

Can/Am Autosales, Inc., is a development stage company with no operations, no revenue, no financial backing and limited assets. Our plan is to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.

We will start by establishing a corporate website through our registered domain name www.canamautosales.com. The President of Can/Am, Mr. Groumoutis, has a strong background in the automotive trade business , primarily involving the maintenance of vehicles. This experience is what is crucial to identifying quality used vehicles that require minimum maintenance and/or repairs. Mr. Groumoutis, who is based in Vancouver, B.C., will be responsible for the development of the U.S. and Canadian markets.

As of May 1, 2004, Can/Am had approximately $40,800 of cash. Development stage net loss for the three months ended March 31, 2004 was $7,447, compared to $7,833 for the three month period ended March 31, 2003. The loss for the year ended March 31, 2004 consisted primarily of legal and accounting expenses incident to the company’s development stage activities.

The website as of March 31, 2004 is considered to be substantially complete, and was constructed using the funds already raised. Using these funds, the framework, navigational structure, color schemes and branding have been completed and can be viewed at www.canamautosales.com. As of March 31, 2004, Can/Am has spent $2,609 on website development, and expects to spend an additional $3,000 over the next twelve (12) months. The general public will not be able to view areas that are under construction. Website development costs are being amortized over a period ending in November 2004, at which time our domain registration will expire.

During the next twelve (12) months of operations, Can/Am will focus on finding sufficient investment capital, applying to get its common stock quoted on the OTCBB, locate a storage lot, identify and purchase used vehicles, and marketing these vehicles for sale. It is the intention of Can/Am to attempt to generate sources of revenue during this period.

Although authorized by its registration filing, Can/Am did not sell any of the offering prior to December 31, 2003. However, the Board of Directors authorized opening this offering again, and as such, we are in the process of selling common stock. As of May 1, 2004 140,000 shares were sold under this offering for total proceeds of $14,000. The extra money will allow us to purchase more inventory, lease a larger lot, and do additional marketing. We anticipate having revenues from sales of vehicles in the last half of the next twelve months. We will not purchase our first vehicle until after the close of the offering.

Upon raising sufficient funds to begin operation, we will look into leasing at least 3 parking spaces. We will then go about purchasing inventory. We will shop for vehicles through individuals by searching newspapers, auto trade magazines and their websites. Another source of purchasing vehicles is through wholesalers, which are dealers that are offering cars for sale to other dealers at wholesale prices. Can/Am is most likely to source cars through the individual sellers.

Can/Am’s website at, www.canamautosales.com, will be used as an information portal and will not offer on- line buying. The website will advertise all the vehicles available for sale with detailed mechanical inspection reports. It will also provide contact information by telephone, e- mail, and fax.

During this first year of operations, our officers and directors will also provide their labor at no charge. We do not anticipate hiring any staff during this period. However, P.S. Motors Ltd., a company owned and operated by Mr. Groumoutis will charge a stand ard rate for its labor, for work performed by its staff for Can/Am’s vehicles.

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

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

As of March 31, 2004, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the nine- month period ended December 31, 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Part II – Other Information

Item 1. Legal Proceedings

             None

Item 2. Changes in Securities

             None

Item 3. Defaults upon Senior Securities

             None

Item 4. Submission of Matters to a Vote of Security Holders

             None

Item 5. Other information

             None

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31.1	Certification of the Chief Executive Officer of the Company as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
31.2	Certificate of the Chief Financial Officer of the Company as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

Reports on Form 8-K

             None

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of May, 2004.

CAN/AM AUTOSALES, INC.

/s/ Triantafyllos Groumoutis
By: Triantafyllos Groumoutis
Its: President and CEO