Form 10QSB
period 2004-06-30
CAN AM AUTO SALES INC
filed 2004-08-20
CIK 1224006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____ TO _____ .

Commission File Number: 333-103986

CAN/AM AUTOSALES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0384073
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1577 W. 4th Avenue
Vancouver, B.C. Canada V6J 1L6
(Address of principal executive offices)

(604) 732-3799
(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  Yes ☒     No ☐   and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

As of June 30, 2004, the issuer had 18,262,500 shares issued and outstanding of its common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAN/AM AUTOSALES, INC.
Index to Financial Statements
June 30, 2004
(Unaudited)

CAN/AM AUTOSALES, INC.
(A development stage enterprise)
Balance Sheet
June 30, 2004
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$41,235
Website development costs, net of accumulated
amortization of $1,739	870
Total current assets	42,105
Total assets	$42,105

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$3,334
Total current liabilities	3,334

Total liabilities	3,334

STOCKHOLDER'S EQUITY
Common stock, $.001 par value, 100,000,000 authorized,
18,262,500 shares issued and outstanding	18,263
Capital in excess of par value	53,804
Deficit accumulated during the development stage	(33,296)
Total stockholder's equity	38,771
Total liabilities and stockholder's equity	$42,105

The accompanying notes are an integral part of these statements.

CAN/AM AUTOSALES, INC.
(A development stage enterprise)
Statement of Loss For The Quarters Ended
June 30, 2004 and 2003
(Unaudited)

	Quarter Ended	Quarter Ended
	June 30,	June 30,
	2004	2003

Revenues	$-	$-

General and administrative expenses	8,798	6,856
Total operating expenses	8,798	6,856
(Loss) before taxes	(8,798)	(6,856)

Provision (credit) for taxes on income:	-	-
Net (loss)	$(8,798)	$(6,856)

Basic earnings (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	18,100,137	17,250,000

The accompanying notes are an integral part of these statements.

CAN/AM AUTOSALES, INC.
(A development stage enterprise)
Statement of Loss For The Six Months Ended
June 30, 2004 and 2003
(Unaudited)

	Cumulative,
	Inception,
	November 22,	Six Months	Six Months
	2002 Through	Ended	Ended
	June 30,	June 30,	June 30,
	2004	2004	2003

Revenues	$-	$-	$-

General and administrative expenses	33,296	16,245	14,689
Total operating expenses	33,296	16,245	14,689
(Loss) before taxes	(33,296)	(16,245)	(14,689)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(33,296)	$(16,245)	$(14,689)

Basic earnings (loss) per common share		$(0.00)	$(0.00)

Weighted average number of shares outstanding		17,679,190	17,250,000

The accompanying notes are an integral part of these statements.

CAN/AM AUTOSALES, INC.
(A development stage enterprise)
Statement of Stockholder's Equity For The Periods Ended
June 30, 2004
(Unaudited)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, November 22, 2002	-	$-	$-	$-	$-
Stock issued for cash	300,000	300	2,700		3,000
Development stage net (loss)				(1,782)	(1,782)
Balances, December 31, 2002	300,000	$300	$2,700	$(1,782)	$1,218

Stock issued for cash	3,150,000	3,150	64,350		67,500
Development stage net (loss)				(15,269)	(15,269)
Balances, December 31, 2003	3,450,000	$3,450	$67,050	$(17,051)	$53,449

Stock issued for cash	202,500	203	20,047		20,250
Less, Expenses in connection
with stock offering			(18,683)		(18,683)
Development stage net (loss)				(16,245)	(16,245)
	3,652,500	$3,653	$68,414	$(33,296)	$38,771

Retroactive effect of 5 for 1
forward split	14,610,000	14,610	(14,610)		-
Balances, June 30, 2004	18,262,500	$18,263	$53,804	$(33,296)	$38,771

The accompanying notes are an integral part of these statements.

CAN/AM AUTOSALES, INC.
(A development stage enterprise)
Statement of Cash Flows For The Six Months Ended
June 30, 2004 and 2003
(Unaudited)

	Cumulative,
	Inception,
	November 22,	Six Months	Six Months
	2002 Through	Ended	Ended
	June 30,	June 30,	June 30,
	2004	2004	2003

Cash flows from operating activities:
Net (loss)	$(33,296)	$(16,245)	$(14,689)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Amortization	1,739	1,304	-
Change in current assets and liabilities:
Prepaid expenses	-		(1,000)
Accounts payable and accrued expenses	3,334	1,189	4,293
Advances from related party	-	-	(420)
Net cash flows from operating activities	(28,223)	(13,752)	(11,816)

Cash flows from investing activities:
Website development costs incurred	(2,609)	-	-
Net cash flows from investing activities	(2,609)	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	90,750	20,250	67,500
Stock offering expenses	(18,683)	(18,683)	-
Change in prepaid expenses applicable to financing activities	-	18,484	-
Net cash flows from financing activities	72,067	20,051	67,500
Net cash flows	41,235	6,299	55,684

Cash and equivalents, beginning of period	-	34,936	2,347
Cash and equivalents, end of period	$41,235	$41,235	$58,031

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements.

CAN/AM AUTOSALES, INC.
(A development stage enterprise)
Notes to Unaudited Financial Statements
June 30, 2004
(Unaudited)

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in Can/Am Autosales, Inc.'s Form 10-K for the period ended December 31, 2003. Operating results for the three months ended June 30, 2004, are not necessarily indicative of the results that can be expected for the year ended December 31, 2004.

Note 1 - Capital stock:

Since its inception, the Company has issued shares of its common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount
11/22/02	Shares issued for cash	300,000	$0.01	$3,000
01/13/03	Shares issued for cash	300,000	0.01	3,000
01/14/03	Shares issued for cash	275,000	0.01	2,750
01/18/03	Shares issued for cash	150,000	0.01	1,500
01/20/03	Shares issued for cash	300,000	0.01	3,000
01/25/03	Shares issued for cash	100,000	0.01	1,000
02/04/03	Shares issued for cash	50,000	0.01	500
02/17/03	Shares issued for cash	275,000	0.01	2,750
02/24/03	Shares issued for cash	100,000	0.01	1,000
02/25/03	Shares issued for cash	200,000	0.01	2,000
02/26/03	Shares issued for cash	250,000	0.01	2,500
02/27/03	Shares issued for cash	50,000	0.01	500
03/01/03	Shares issued for cash	100,000	0.01	1,000
03/03/03	Shares issued for cash	100,000	0.01	1,000
03/11/03	Shares issued for cash	900,000	0.05	45,000
03/25/04	Shares issued for cash	15,000	0.10	1,500
03/29/04	Shares issued for cash	25,000	0.10	2,500
03/30/04	Shares issued for cash	10,000	0.10	1,000
03/31/04	Shares issued for cash	45,000	0.10	4,500
04/01/04	Shares issued for cash	10,000	0.10	1,000
04/06/04	Shares issued for cash	15,000	0.10	1,500
04/21/04	Shares issued for cash	10,000	0.10	1,000
04/23/04	Shares issued for cash	10,000	0.10	1,000
05/04/04	Shares issued for cash	10,000	0.10	1,000
05/05/04	Shares issued for cash	10,000	0.10	1,000
05/10/04	Shares issued for cash	7,500	0.10	750
05/10/04	Shares issued for cash	10,000	0.10	1,000
05/11/04	Shares issued for cash	25,000	0.10	2,500
	Cumulative total	3,652,500		$90,750.00
	Retroactive effect of 5 for 1 split	14,610,000
	Cumulative total after 5 for 1 split	18,262,500

CAN/AM AUTOSALES, INC.
(A development stage enterprise)
Notes to Unaudited Financial Statements
June 30, 2004
(Unaudited)

On June 19, 2004, our Directors approved a 5 for 1 forward split of the company's common stock. All shareholders of record as of July 13, 2004 will receive a new certificate for 5 shares for each share they own as of the close of business on that date. After the common stock split, the equivalent number of issued and outstanding shares of the Company outstanding at June 30, 2004 will increase from 3,652,000 to 18,262,500. Total shares authorized of 100 million and par value of $0.001 per common share remain unchanged. The effect of the split has been retroactively reflected in the accompanying financial statements.

Note 2 - Uncertainty, going concern:

At June 30, 2004, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 2 in the December 31, 2003 audited financial statements included in the Company's Form 10-K) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Website development costs:

The Company follows Emerging Issues Task Force reached a consensus on Issue No. 00-2, Accounting for Website Development Costs, ("EITF Issue No. 00-2"), which provides that for specific website development costs, the accounting should be based generally on AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under SOP 98-1, development costs are capitalized and amortized to income over the estimated useful life of the website.

The Company has incurred $2,609 in development costs through June 30, 2004, which have been capitalized, and are being amortized over a period expiring in November, 2004.

Note 4 – Subsequent events:

On August 16, 2004, the Company signed a Letter of Intent with London Finance Group, Ltd., a British company (LFG), for a share exchange of all of the shares of LFG for common and preferred stock of CanAm. LFG has several subsidiaries, including two European banks and a software trading platform. We are currently undertaking due diligence with regard to this acquisition, and closing is set to occur on or before September 20, 2004. While we believe that this potential acquisition could be of significant benefit to the Company, there is no assurance it will be concluded, or that the terms of the stock exchange will not differ from the initial negotiations.

Item 2. Plan of Operation

Can/Am Autosales, Inc., is a development stage company with no operations, no revenue, no financial backing and limited assets. Our plan is to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.

As of June 30, 2004, Can/Am had approximately $41,200 of cash. Development stage net loss for the six months ended June 30, 2004 was $16,245, compared to $14,689 for the six month period ended June 30, 2003. The loss for the quarter ended June 30, 2004 of $8,798, consisted primarily of legal and accounting expenses incident to the company's development stage activities.

Can/Am's website at, www.canamautosales.com, will be used as an information portal and will not offer on-line buying. The website will advertise all the vehicles available for sale with detailed mechanical inspection reports. It will also provide contact information by telephone, e-mail, and fax. During this first year of operations, our officers and directors have provided their labor at no charge.

On August 16, 2004, the Company signed a Letter of Intent with London Finance Group, Ltd., a British company (LFG), for a share exchange of all of the shares of LFG for common and preferred stock of the Company. LFG has several subsidiaries, including two European banks and a software trading platform. Based on initial due diligence, it appears that these subsidiaries generated profits in 2003 in excess of $30,000,000 (US). The Company is undertaking its due diligence with regard to this acquisition, and closing is set to occur on or before September 20, 2004. While management believes that this potential acquisition could be of significant benefit to the Company, management must caution that it is still investigating this potential exchange, and there exists a possibility that it will not be concluded, or that the terms of the stock exchange will differ from the initial negotiations.

There is substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have no established source of revenue.

Accordingly, our independent auditors included an explanatory paragraph (Note 2) regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Item 3. Effectiveness of the registrant's disclosure controls and procedures

The Company is not yet subject to Rule 13a-14(c) under the Securities Exchange Act of 1934).

Part II – Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

2

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

Reports on Form 8-K

Form 8-K filed June 21, 2004, on Items 5 and 6, announcing a 5:1 forward split of the Company's stock and the resignation of a director.

Form 8-K filed August 10, 2004, on Item 5, announcing the appointment of a new director.

Form 8-K filed August 18, 2004, on Item 5, announcing a 16.5:1 forward split of the Company's stock.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of August, 2004.

CAN AM AUTOSALES, INC.

/s/ Triantafyllos Groumoutis
By: Triantafyllos Groumoutis
Its: President and CEO

3