Form 10QSB
period 2004-09-30
LFG International, Inc.
filed 2004-12-17
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ______.

Commission File Number: 333-103986

LFG INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0384073
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15321 Main Street NE, Suite 102
(Address of principal executive offices)

(425) 788-9823
(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes XX    No ___

and (2) has been subject to such filing requirements for the past 90 days. Yes XX    No    ___

As of September 30, 2004, the issuer had 301,331,250 shares issued and outstanding of its common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LFG INTERNATIONAL, INC.
(Formerly CAN/AM AUTOSALES, INC.)
Index to Financial Statements
(Unaudited)

Balance Sheet:
September 30, 2004	F-3

Statements of Loss:
For the quarters ended September 30, 2004 and 2003	F-4
For the nine months ended September 30, 2004 and 2003	F-5

Statements of Stockholders' Equity:
For the periods ended September 30, 2004	F-6

Statements of Cash Flows:
For the periods ended September 30, 2004 and 2003	F-7

Notes to Financial Statements:
September 30, 2004	F-8

F-1

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Balance Sheet

(Unaudited)

September 30,
2004

ASSETS
Current assets:
Cash and cash equivalents	$ 268
Website development costs, net	-
Total current assets	268
Total assets	$ 268

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 9,822
Due to shareholder	538
Total current liabilities	10,360

Total liabilities	10,360

STOCKHOLDER'S EQUITY
Preferred stock, 50,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.001 par value, 1,000,000,000 authorized,
301,331,250 shares issued and outstanding	301,331
Capital in excess of par value	-
Deficit accumulated during the development stage	(311,423)
Total stockholder's equity	(10,092)
Total liabilities and stockholder's equity	$ 268

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Statements of Loss

(Unaudited)

	Quarter Ended September 30,
	2004	2003

Revenues	$ -	$ -

General and administrative expenses	48,863	10,460
Total operating expenses	48,863	10,460
(Loss) before taxes	(48,863)	(10,460)

Provision (credit) for taxes on income:	-	-
Net (loss)	$ (48,863)	$ (10,460)

Basic earnings (loss) per common share	$ (0.00)	$ -

Weighted average number of shares outstanding	301,331,250	284,625,000

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Statements of Loss

(Unaudited)

	Cumulative,
	Inception,
	November 22,
	2002 Through
	September 30,	Nine Months Ended September 30,
	2004	2004	2003

Revenues	$ -	$ -	$ -

General and administrative expenses	82,159	65,108	25,149
Total operating expenses	82,159	65,108	25,149
(Loss) before taxes	(82,159)	(65,108)	(25,149)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$ (82,159)	$ (65,108)	$ (25,149)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		294,938,253	241,425,824

F-5

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Statement of Stockholder's Equity

(Unaudited)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, November 22, 2002	-	$ -	$ -	$ -	$ -
Stock issued for cash	300,000	300	2,700		3,000
Development stage net (loss)				(1,782)	(1,782)
Balances, December 31, 2002	300,000	$ 300	$ 2,700	$ (1,782)	$ 1,218

Stock issued for cash	3,150,000	3,150	64,350		67,500
Development stage net (loss)				(15,269)	(15,269)
Balances, December 31, 2003	3,450,000	$ 3,450	$ 67,050	$ (17,051)	$ 53,449

Stock issued for cash	202,500	203	20,047		20,250
Less, Expenses in connection
with stock offering			(18,683)		(18,683)
	3,652,500	$ 3,653	$ 68,414	$ (17,051)	$ 55,016

Effect of 5 for 1
forward split	14,610,000	14,610	(14,610)		-
Effect of 16.5 for 1
forward split	283,068,750	283,068	(283,068)		-
Transfer of deficit in Capital in
excess of par value to
Accumulated deficit			229,264	(229,264)	-
Development stage net (loss)				(65,108)	(65,108)
Balances, September 30, 2004	301,331,250	$ 301,331	$ -	$ (311,423)	$ (10,092)

F-6

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.
(Formerly CAN/AM AUTOSALES, INC.)
(A development stage enterprise)
Statement of Cash Flows
(Unaudited)
	Cumulative,
	Inception,
	November 22,
	2002 Through
	September 30,	Nine Months Ended September 30,
	2004	2004	2003

Cash flows from operating activities:
Net (loss)	$ (82,159)	$ (65,108)	$ (25,149)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Amortization	2,609	2,174	-
Change in current assets and liabilities:
Prepaid expenses	-	-	(1,000)
Accounts payable and accrued expenses	9,822	7,677	918
Advances from related party	538	538	(420)
Net cash flows from operating activities	(69,190)	(54,719)	(25,651)

Cash flows from investing activities:
Website development costs incurred	(2,609)	-	(1,082)
Net cash flows from investing activities	(2,609)	-	(1,082)

Cash flows from financing activities:
Proceeds from sale of common stock	90,750	20,250	67,500
Stock offering expenses	(18,683)	(18,683)	-
Change in prepaid expenses applicable to
financing activities	-	18,484	-
Net cash flows from financing activities	72,067	20,051	67,500
Net cash flows	268	(34,668)	40,767

Cash and equivalents, beginning of period	-	34,936	2,347
Cash and equivalents, end of period	$ 268	$ 268	$ 43,114

Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

F-7

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Notes to Unaudited Financial Statements

September 30, 2004

(Unaudited)

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in Can/Am Autosales, Inc.'s Form 10-K for the period ended December 31, 2003. Operating results for the nine and three months ended September 30, 2004, are not necessarily indicative of the results that can be expected for the year ended December 31, 2004.

Note 1 - Change in name:

Effective August 27, 2004, we changed our name from CanAm Autosales, Inc. to LFG International, Inc.

Note 2 - Capital stock:

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
F-8 LFG INTERNATIONAL, INC. (Formerly CAN/AM AUTOSALES, INC.) (A development stage enterprise) Notes to Unaudited Financial Statements September 30, 2004 (Unaudited)
05/10/04	Shares issued for cash	10,000	0.10	1,000
05/11/04	Shares issued for cash	25,000	0.10	2,500
	Cumulative total
	Effect of 5 for 1 split	14,610,000
	Effect of 16.5 for 1 split	283,068,750
	Cumulative total after both splits	301,331,250

On June 19, 2004, our Directors approved a 5 for 1 forward split of the company's common stock. All shareholders of record as of July 13, 2004 will receive a new certificate for 5 shares for each share they own as of the close of business on that date. After the common stock split, the equivalent number of issued and outstanding shares of the Company outstanding increased from 3,652,000 to 18,262,500. Total shares authorized of 100 million and par value of $0.001 per common share remain unchanged.

Then, on August 17, 2004, our Directors approved a 16.5 for 1 forward split of the company's common stock. All shareholders of record as of August 17, 2004 will receive a new certificate for 16.5 shares for each share they own as of the close of business on that date. After the common stock split, the equivalent number of issued and outstanding shares of the Company outstanding increased from 18,262,500 to 301,331,250. Total shares authorized were increased from 100,000,000 to 1,000,000,000, and par value of $0.001 per common share remained unchanged.

The effect of the splits has been retroactively reflected in the accompanying financial statements.

As a result of the splits, the increased number of shares outstanding and the resulting increase in the common stock account caused a deficit in the capital in excess of par value account. The negative balance of $229,264 in capital in excess of par value was charged to deficit accumulated during the development stage.

On August 12, 2004, our Directors authorized the issuance of 50,000,000 shares of preferred stock, to be issued from time to time by a majority of the members of the Board of Directors on such terms as are established by the Board, and may be issued in one or more series, each with separate terms and conditions as set by the Board, including, but not limited to, the authority to provide voting rights for each series. At September 30, 2004, no preferred shares had been issued.

Note 3 - Uncertainty, going concern:

At September 30, 2004, the Company was not currently engaged in a business and had suffered losses from development stage activities to date.

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Notes to Unaudited Financial Statements

September 30, 2004

(Unaudited)

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

Note 4 - Website development costs:

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

The Company has incurred $2,609 in development costs through September 30, 2004, which have been capitalized, and were being amortized over a period expiring in November, 2004. However, due to the matters described in Note 5, the entire remaining balance was amortized during the quarter ended September 30, 2004.

Note 5 - Agreement with London Finance Group, Ltd.:

On August 16, 2004, we signed a Letter of Intent with London Finance Group, Ltd., a British company (London), for a share exchange of all of the shares of London for common and preferred stock of CanAm (now renamed LFG International, Inc.). London has several subsidiaries, including two European banks and a software trading platform.

However, conditions that were required to be met in connection with the agreement were not met. Accordingly, the agreement was canceled by mutual consent on December 15, 2004. There were no significant penalties incurred by us as a result of the cancellation.

Because of the termination of the agreement, we are now seeking other business opportunities.

Item 2. Plan of Operation

LFG International, Inc. (formerly Can/Am Autosales, Inc.) ("LFG"), is a development stage company with no operations, no revenue, no financial backing and limited assets. The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.

As of September 30, 2004, LFG had approximately $268 of cash. Development stage net loss for the nine months ended September 30, 2004 was $65,108, compared to $25,149 for the nine month period ended September 30, 2003. The loss for the quarter ended September 30, 2004 consisted primarily of legal and accounting expenses incident to the company's development stage activities.

On August 17, 2004, the Company signed a Letter of Intent with London Finance Group, Ltd., a British company (LFG), for a share exchange of all of the shares of LFG for common and preferred stock of the Company. LFG has several subsidiaries, including two European banks and a software trading platform.

On August 25, 2004, the Company entered into a Stock Purchase Agreement with Lion Energy (Europe) Ltd. ("Lion"). Lion is the sole shareholder of 100% of the capital stock of LFG. Prior to this Agreement, there was no material relationship between the Company and Lion of LFG. In exchange for 100% of the shares of LFT, Lion was to receive, upon closing of the Agreement, thirty (30) million common shares and forty (40) million preferred shares of the Company. Preferred stock of the Company pays no dividend, but is convertible, at the sole and absolute discretion of the Board of Directors without notice, at fifteen (15) shares of common stock for each one (1) share of preferred stock. The Agreement was intended to close on or about August 31, 2004. The shares of LFG were tendered to the Company, but the Company has never issued shares to Lion Energy to complete the transaction.

In late October, the Company learned that one of its shareholders was being investigated by European authorities. That individual owned assets of certain subsidiaries of LFG, prior to those subsidiaries obtaining the assets. Management is unsure as of the date of the filing of this report as to the status of the assets, and whether governmental authorities will attempt to encumber the assets of those subsidiaries. However, it appears that the assets of the subsidiaries will not be allowed to be transferred to the Company.

Because of the uncertain nature of the transaction, the inability of LFG to insure that the assets of the subsidiaries would be owned without encumbrances by LFG, the Company elected, as of December 15, 2004, to terminate the Agreement with LFG. Management will be returning all of the shares of LFG, and is seeking other potential business opportunities.

On December 11, 2004, the Board of Directors appointed Lyle Durham as CEO of the Company.

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

Item 3. Effectiveness of the registrant's disclosure controls and procedures

As of September 30, 2004, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the nine-month period ended September 30, 2004, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Part II - Other Information

Item 1. Legal Proceedings

          None

Item 2. Changes in Securities

          None

Item 3. Defaults upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other information

          None

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31.1	Certification of the Chief Executive Officer of the Company as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
31.2	Certificate of the Chief Financial Officer of the Company as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
32	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

Reports on Form 8-K

Form 8-K filed July 21, 2004, on Item 5, announcing a delay in the effectiveness of the forward split of the Company's stock as previously report.

Form 8-K filed August 17, 2004, on Item 5, announcing the appointment of Kostas Stefanos Liapis to the Board of Directors.

Form 8-K filed August 18, 2004, on Item 5, announcing a 16.5 for 1 forward split of the Company's stock.

Form 8-K filed August 20, 2004, on Item 5, announcing the signing of a Letter of Intent.

Form 8-K filed August 27, 2004, on Item 1.01, announcing the signing of a Stock Purchase Agreement with Lyon Energy, LTD.

Form 8-K filed September 1, 2004, on Item 5.02, announcing the resignation of certain directors, and amended September 3, 2004 and September 13, 2004.

Form 8-K filed September 14, 2004, on Items 5.02 and 8.01, announcing the resignation and appointment of a new CEO and President, and the signing of a Letter of Intent with Thurn und Taxis.

Form 8-K filed September 20, 2004, on Item 8.01, announcing the termination of the Letter of Intent with Thurn und Taxis.

Form 8-K filed September 24, 2004, on Item 5.02, announcing the resignation of the Company's CEO and President.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17 day of December, 2004.

LFG INTERNATIONAL, Inc.

/s/ Lyle Durham

By: Lyle Durham

Its: CEO