Form 10KSB
period 2004-12-31
LFG International, Inc.
filed 2005-05-18
CIK 1224006

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Date of Report: December 31, 2004

LFG INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-103986	98-0384073
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

15321 Main Street, Suite 102

PO Box 5000, PMB 152

Duvall, WA 98019

(Address of principal executive offices)

Registrant's telephone number: (425) 788-9823

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended December 31, 2004.

[ ] Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $0.00(1)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 16, 2005, the issuer had 1,004,438 shares of common stock issued and outstanding.

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

PART I

Item 1. Description of Business

Business Development

LFG International, Inc., was incorporated on November 4, 2002, in the state of Nevada as Can/Am Autosales, Inc. The Company changed its name on August 27, 2004 to LFG International, Inc. LFG has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Business of LFG, International, Inc.

On August 17, 2004, the Company signed a Letter of Intent with London Finance Group, Ltd., a British company (LFG), for a share exchange of all of the shares of LFG for common and preferred stock of the Company. LFG has several subsidiaries, including two European banks and a software trading platform. The Company and LFG signed a definitive agreement to purchase the shares of LFG, and LFG delivered all of the outstanding shares to the Company. Subsequently, and prior to the satisfaction of conditions precedent to completion of the transaction, the Company learned that LFG would not have any assets, since the assets of LFG were seized by the government of Switzerland. The Company did not issue any stock in contemplation of completion of the agreement. Subsequently, LFG and the Company signed an agreement termination the transaction, the shares of LFG were returned to LFG, and both parties have executed a release.

The Company ceased its automobile resale business in contemplation of the agreement with LFG. The Company has no business activities at present, and is seeking other business opportunities. For a further description of the transaction with LFG, please se Management's Plan of Operations, below.

Employees

Other than LFG's Directors and Executive Officer who is currently donating his time to the development of the company, there are no employees of LFG. LFG does not intend to hire employees until the business has been successfully launched with sales revenues flowing into it. LFG's Officers and Directors intend to do whatever work is necessary to bring it to the point of earning revenues. Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization.

Reports to Security Holders

LFG will voluntarily make available an annual report including audited financials on Form 10-K or Form 10-KSB to security holders.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding LFG's that file electronically with the SEC at http://www.sec.gov.

Item 2. Description of Property.

LFG's principal place of business and corporate offices are located at the home of its President. We have no intention of finding another office during the development stage of LFG. LFG will operate from the President's business office at no cost to the Company.

LFG does not have any investments or interests in any real estate. LFG does not invest in real estate mortgages, nor does it invest in Securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2004, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market for Stock.

The Company's common stock is currently traded on the Over-The-Counter Bulletin Board under symbol LFGT

Holders.

As of December 31, 2004, LFG had thirty-three (33) shareholders of record of its common stock.

Stock Option Grants

To date, LFG has not granted any stock options.

Registration Rights

LFG has not granted registration rights to the selling shareholders or to any other persons.

Dividends.

As of December 31, 2004, LFG not paid any dividends to its shareholder. There are no restrictions which would limit the ability of LFG to pay dividends on common equity or that are likely to do so in the future.

Recent Sales of Unregistered Securities

None.

Item 6. Management's Plan of Operation.

LFG International, Inc. (formerly Can/Am Autosales, Inc.) ("LFG"), is a development stage company with no operations, no revenue, no financial backing and limited assets. The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.

As of December 31, 2004, LFG had no cash on hand. Development stage net loss for the year ended December 31, 2004 was $81,663, compared to $15,269 for the year ended December 31, 2003. The loss for the year ended December 31, 2004 consisted primarily of legal and accounting expenses incident to the company's development stage activities.

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

Item 7. Financial Statements

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

Index to Financial Statements

Bateman & Co., Inc., P.C.
Certified Public Accountants

5 Briardale Court
Houston, Texas 77027-2904
(713) 552-9800
FAX (713) 552-9700
www.batemanhouston.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

LFG International, Inc.

We have audited the accompanying balance sheet of LFG International, Inc., formerly CanAm Autosales, Inc., (a Nevada corporation and a development stage enterprise) as of December 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2004, and for the period from inception, November 22, 2002 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LFG International, Inc. (a development stage enterprise) as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 and for the period from inception, November 22, 2002 through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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

May 14, 2005

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Balance Sheet

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Statements of Operations

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Statement of Stockholders' Deficit from Inception, November 22, 2002, Through

December 31, 2004

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Statements of Cash Flows

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Notes to Financial Statements

December 31, 2004 and 2003

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company's organization and significant accounting policies:

Organization and nature of business - LFG International, Inc., formerly Can/Am Autosales, Inc. ("We," or "the Company") is a Nevada corporation incorporated on November 4, 2002. Effective August 27, 2004, we changed our name to LFG International, Inc. We were based in Vancouver, British Columbia, Canada, but in 2004 moved our base to Bellevue, Washington.

It was originally our intent is to become an automobile vendor to export pre-owned Canadian vehicles for sale in the United States and Canada. A website was developed and was intended to be the core component of our marketing and advertising strategy. However, on August 16, 2004, we signed a Letter of Intent with London Finance Group, Ltd., a British company (London), for a share exchange of all of the shares of London for common and preferred stock of CanAm (now renamed LFG International, Inc.). London has several subsidiaries, including two European banks and a software trading platform. At the time of the agreement, existing officers and directors resigned, and new officers and directors were elected.

However, conditions that were required to be met in connection with the agreement were not met. Accordingly, the agreement was canceled by mutual consent on December 15, 2004. There were no significant penalties incurred by us as a result of the cancellation.

Because of the termination of the agreement, we are not now engaged in any business and are seeking other business opportunities. We have abandoned our plan to export pre-owned automobiles.

Since inception, our activities have been limited to formation and the raising of equity capital, and searching for business opportunities. In our current development stage, management anticipates incurring substantial additional losses as additional capital is raised and the business plan is implemented.

Basis of presentation - Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to development stage enterprises. Changes in classification of 2003 amounts have been made to conform to current presentations.

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

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Website development costs - We follow Emerging Issues Task Force Issue No. 00-2, Accounting for Website Development Costs, ("EITF Issue No. 00-2"), which provides that for specific website development costs, the accounting should be based generally on AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under SOP 98-1, development costs are capitalized and amortized to income over the estimated useful life of the website. We amortized our costs over a period ending in November, 2004, at which time our domain registration expired. Amortization expense recorded was $2,174 (2004) and $435 (2003).

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Notes to Financial Statements

December 31, 2004 and 2003

Fair value of financial instruments and derivative financial instruments - We have adopted Statements of Financial Accounting Standards regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Statements of Financial Accounting Standards regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net income per share of common stock - We have adopted Statements of Financial Standards regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We do not have a complex capital structure requiring the computation of diluted earnings per share.

Note 2 - Uncertainty, going concern:

At December 31, 2004, we were not currently engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have no operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Notes to Financial Statements

December 31, 2004 and 2003

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Expenses in connection with securities offerings:

In early, 2003, we filed with the SEC a Form SB-2 to register common stock to be offered for sale. The Form became effective in October, 2003. In that connection, we incurred $18,229 in legal and accounting fees, which were deferred and included in Prepaid Expenses at December 31, 2003. These costs were charged against Capital In Excess of Par Value in 2004 when the securities were sold.

Note 4 - Related party transactions:

Our majority shareholder, Dieter Behring, advanced funds to the Company during 2004 to finance operations. The advances are not evidenced by a promissory note, do not bear interest, and are due upon demand. Such advances totaled $20,000 at December 31, 2004.

Note 5 - Federal income tax:

We follow Statements of Financial Accounting Standards regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	2004	2003
Refundable Federal income tax attributable to:
Current operations	$(27,800)	$(5,100)
Less, Change in valuation allowance	27,800	5,100
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount as of December 31, 2004 is as follows:

	2004	2003
Deferred tax asset attributable to:
Net operating loss carryover	$33,500	$5,700
Less, Valuation allowance	(33,500)	(5,700)
Net deferred tax asset	-	-

At December 31, 2004, an unused net operating loss carryover approximating $98,700 is available to offset future taxable income; it expires beginning in 2022. Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

Note 6 - Cumulative sales of stock:

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Notes to Financial Statements

December 31, 2004 and 2003

Since its inception, we have issued shares of common stock as follows:

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

On June 19, 2004, our Directors approved a 5 for 1 forward split of the company's common stock. All shareholders of record as of July 13, 2004 received a new certificate for 5 shares for each share they owned as of the close of business on that date. After the common stock split, the equivalent number of issued and outstanding shares of the Company outstanding increased from 3,652,000 to 18,262,500. Total shares authorized of 100 million and par value of $0.001 per common share remain unchanged.

Then, on August 17, 2004, our Directors approved a 16.5 for 1 forward split of the company's common stock. All shareholders of record as of August 17, 2004 received a new certificate for 16.5 shares for each share they owned as of the close of business on that date. After the common stock split, the equivalent number of issued and outstanding shares of the Company outstanding increased from 18,262,500 to 301,331,250. Total shares authorized were increased from 100,000,000 to 1,000,000,000, and par value of $0.001 per common share remained unchanged.

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Notes to Financial Statements

December 31, 2004 and 2003

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

On August 12, 2004, our Directors authorized the issuance of 50,000,000 shares of preferred stock, to be issued from time to time by a majority of the members of the Board of Directors on such terms as are established by the Board, and may be issued in one or more series, each with separate terms and conditions as set by the Board, including, but not limited to, the authority to provide voting rights for each series. At December 31, 2004, no preferred shares had been issued.

Note 7 - Subsequent events:

On February 11, 2005, our Board of Directors approved a 1 for 300 reverse split of our common shares. The effective date will be March 21, 2005 for shareholders of record March 30, 2005. No fractional shares will be issued; the number of shares for each shareholder will be rounded up to the nearest number of whole shares. After the reverse split, our shares outstanding will decrease from 301,331,250 to 1,004,438, or such other amount as may result from rounding of fractional shares. The effect of the reverse split has not been reflected in the accompanying financial statements.

Note 8 - Correction of prior quarters' earnings:

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

Note 9 - New accounting pronouncements:

In December 2004, FASB Statement Number 123, Share-Based Payment, was revised. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). Previously, the intrinsic value method could be used for such awards. The effect of the pronouncement on our financial statements has not been determined. The effective date of the pronouncement was recently extended to 2006. If we issue stock options in the future, we will be required to follow this pronouncement.

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Notes to Financial Statements

December 31, 2004 and 2003

The following recent accounting pronouncements:

  FASB Statements

  Number 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

  Number 146, Accounting for Costs Associated with Exit or Disposal Activities,

  Number 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,

  Number 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123,

  Number 149, Amendment of Statement 133 on Derivative Investments and Hedging Activities,

  Number 150, Financial Instruments with Characteristics of Both Liabilities and Equity,

  Number 151, Inventory Costs - an amendment of ARB 43, Chapter 4

  Number 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67

  Number 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29 and FASB Interpretations

  Number 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34

  Number 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51

are not currently expected to have a material effect on our financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None. Not applicable.

Item 8A. Controls and Procedures.

As of December 31, 2004, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer (or persons performing similar functions). Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the year ended December 31, 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

LFG's executive officers and directors and their respective ages as of December 31, 2004, are as follows:

Directors:

Name of Director	Age
Lyle Durham Kosta Stefanos Liapis	39

Executive Officers:

Name of Officer	Age	Office
Lyle Durham		Chief Executive Officer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Lyle Durham, Chief Executive Officer, Director. has a long history of innovation and development in the healthcare industry. He has held senior management positions in the commercialization of several radiation innovations that have realized global benefit. Lyle was instrumental in the development of radiation detection devices for the Blood industry and worked with the American and Canadian Red Cross developing standards for blood irradiation. He also was the first to take Videofluoroscopy to a mobile setting for stranded as well as nursing home patients. For the past several years working in the sun care industry, Lyle developed and commercialized the first specific UVB monitoring device-enabling people to gauge exposure to UVB radiation from the sun.

Kostas Stefanos Liapis, Director, age 39. Mr. Liapis, is President of Liapis Corporation (and its subsidiaries: Lion Energy Corporation, Whitehill Ltd., Archimedes International) and has accumulated a vast international business experience involving various trading, financing, project development and privatization/acquisition activities in many countries.

None of LFG's Directors or executive officers have been involved, during the past five years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

Employment Agreements

N/A

Significant Employees

LFG has no significant employees other than the officers and directors described above, whose time and efforts are being provided to LFG without compensation.

Item 10. Executive Compensation.

LFG's Executive officers do not currently receive any compensation from LFG for their service as corporate officers. LFG's directors have not and currently do not receive any compensation from LFG for their service as corporate directors.

Summary Compensation Table
					Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
LYLE Durham CEO	2004	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended December 31, 2004. There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2004.

Stock Option Grants

LFG did not grant any stock options to the executive officers during the most recent fiscal period ended December 31, 2004. LFG has also not granted any stock options to the executive officers since incorporation, November 4, 2002.

Employment Agreements

There are no employment agreements

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following is a table detailing the current shareholders of our stock who own 5% or more of the common stock, and shares owned by our Directors and Officers:

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Triantafyllos Groumoutis	82,500	8.2%
Common	George Giannopoulos	82,500	8.2%
Common	Nick Beratanos	82,500	8.2%
Common	John Mantas	82,500	8.2%
Common	Officers and Directors as a Group (2)	0	0%

The percent of class is based on 1,004,438 shares of common stock issued and outstanding as of May 16, 2005.

Item 12. Certain Relationships and Related Transactions.

No persons who may, in the future, be considered a promoter will receive or expect to receive assets, services or other consideration from us. No assets will be or are expected to be acquired from any promoter on behalf of our company. We have not entered into any agreements that require disclosure to our shareholders.

Item 13. Exhibits

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously filed
31	Rule 31a-14(a)/15d-14(a) Certification	Included
32	Section 1350	Included

Item 14. Principal Accountant Fees and Services
  Audit Fees: $4,034
  Audit-Related Fees: $6,720
  Tax Fees: $ 51
  All Other Fees: $ 0

The company's Board of Directors did not appoint an audit committee for the year ended December 31, 2004.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LFG INTERNATIONAL, INC.

/s/ Lyle Durham

Lyle Durham

President, Chief Executive Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lyle Durham

Lyle Durham

President,

Chief Executive Officer,

Chief Accounting Officer,

Director