Form 10QSB
period 2005-03-31
LFG International, Inc.
filed 2005-06-30
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

(425) 451-8036
(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes XX    No ___    and (2) has been subject to such filing requirements for the past 90 days. Yes XX    No    ___

As of March 31, 2005, the issuer had 1,004,526 shares issued and outstanding of its common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LFG INTERNATIONAL, INC.
(Formerly CAN/AM AUTOSALES, INC.)
Index to Financial Statements
(Unaudited)

Balance Sheet:
March 31, 2005	F-2

Statements of Operations:
For the periods ended March 31, 2005 and 2004	F-3

Statements of Stockholders' Equity:
For the periods ended March 31, 2005	F-4

Statements of Cash Flows:
For the periods ended March 31, 2005 and 2004	F-5

Notes to Financial Statements:
March 31, 2005	F-6

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Balance Sheet

(Unaudited)

	March 31, 2005
ASSETS	
Current assets:	
Cash	$ -
Website development costs, net of accumulated amortization of $2,609	-
Total current assets	-
Total assets	$ -
LIABILITIES	
Current liabilities:	
Accounts payable and accrued expenses	$ 8,786
Advances from shareholder	20,000
Total current liabilities	28,786
Total liabilities	28,786
STOCKHOLDERS' DEFICIT	
Common stock, $.001 par value, 1,000,000,000 authorized, 1,004,526 shares issued and outstanding	1,005
Capital in excess of par value	71,062
Deficit accumulated during the development stage	(100,853)
Total stockholders' deficit	(28,786)
Total liabilities and stockholders' deficit	$ -

F-2

The accompanying notes are an integral part of these statements

LFG INTERNATIONAL, INC.
(Formerly CAN/AM AUTOSALES, INC.)
(A development stage enterprise)
Statements of Operations
(Unaudited)

	Cumulative, Inception, November 22, 2002 Through March 31, 2005	Quarters Ended March 31, 2005	2004
Revenues	$ -	$ -	$ -
General and administrative expenses:			
Amortization	2,609	-	652
Legal and professional fees	89,580	2,015	5,951
Other general and administrative	8,664	124	844
Total operating expenses	100,853	2,139	7,447
(Loss) before taxes	(100,853)	(2,139)	(7,447)
Provision (credit) for taxes on income:	-	-	-
Net (loss)	$ (100,853)	$ (2,139)	$ (7,447)
Basic earnings (loss) per common share		$ (0.00)	$ (0.01)
Weighted average number of shares outstanding		1,004,526	949,203

F-3

The accompanying notes are an integral part of these statements.

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
Inception, November 22, 2002	-	$ -	$ -	$ -	$ -
Stock issued for cash	300,000	300	2,700		3,000
Development stage net (loss)				(1,782)	(1,782)
Balances, December 31, 2002	300,000	$ 300	$ 2,700	$ (1,782)	$ 1,218
Stock issued for cash	3,150,000	3,150	64,350		67,500
Development stage net (loss)				(15,269)	(15,269)
Balances, December 31, 2003	3,450,000	$ 3,450	$ 67,050	$ (17,051)	$ 53,449
Shares issued for cash	202,500	203	20,047		20,250
Less, Expenses in connection with stock offering			(18,683)		(18,683)
Effect of 5 for 1 forward split	14,610,000	14,610	(14,610)		-
Effect of 16.5 for 1 forward split	282,068,750	283,068	(283,068)		-
Transfer of deficit in Capital in excess of par value to Accumulated deficit			229,264	(229,264)	-
Development stage net (loss)				(81,663)	(81,663)
Balances, December 31, 2004	300,331,250	$ 301,331	$ -	$ (327,978)	$ (26,647)
Effect of 300 for 1 reverse split, including restor-ation of charge transferred from capital in excess of par value in connnection with prior forward split	(299,326,724)	(300,326)	71,062	229,264	-
Development stage net (loss)				(2,139)	(2,139)
Balances, December 31, 2003	1,004,526	$ 1,005	$ 71,062	$ (100,853)	$ (28,786)

F-4

The accompanying notes are an integral part of these statements.

	Cumulative, Inception, November 22, 2002 Through March 31, 2005	Quarters Ended March 31, 2005	2004
Cash flows from operating activities:			
Net (loss)	$ (100,853)	$ (2,139)	$ (7,447)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:			
Amortization	2,609	-	652
Change in current assets and liabilities:			
Accounts payable and accrued expenses	8,786	2,139	(19)
Advances from related party	-	-	-
Net cash flows from operating activities	(89,458)	-	(6,814)
Cash flows from investing activities:			
Website development costs incurred	(2,609)	-	-
Net cash flows from investing activities	(2,609)	-	-
Cash flows from financing activities:			
Proceeds from sale of common stock	90,750	-	9,500
Less, Offering expenses	(18,683)	-	(18,683)
Change in prepaid expenses applicable to financing activities	-	-	18,484
Advances from shareholders	20,000	-	-
Net cash flows from financing activities	92,067	-	9,301
Net cash flows	-		2,487
Cash and equivalents, beginning of period	-		34,936
Cash and equivalents, end of period	$ -	$ -	$ 37,423
Supplemental cash flow disclosures:			
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

F-5

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Notes to Unaudited Financial Statements

March 31, 2005

(Unaudited)

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in LFG International, Inc.'s Form 10-K for the period ended December 31, 2004. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

Note 1 - Capital stock:

Since its inception, the Company has issued shares of its common stock as follows:
			Price Per
Date	Description	Shares	Share	Amount
11/22/02	Shares issued for cash	300,000	$0.01	$3,000
01/13/03	Shares issued for cash	300,000	0.01	3,000
01/14/03	Shares issued for cash	275,000	0.01	2,750
01/18/03	Shares issued for cash	150,000	0.01	1,500
01/20/03	Shares issued for cash	300,000	0.01	3,000
01/25/03	Shares issued for cash	100,000	0.01	1,000
02/04/03	Shares issued for cash	50,000	0.01	500
02/17/03	Shares issued for cash	275,000	0.01	2,750
02/24/03	Shares issued for cash	100,000	0.01	1,000
02/25/03	Shares issued for cash	200,000	0.01	2,000
02/26/03	Shares issued for cash	250,000	0.01	2,500
02/27/03	Shares issued for cash	50,000	0.01	500
03/01/03	Shares issued for cash	100,000	0.01	1,000
03/03/03	Shares issued for cash	100,000	0.01	1,000
03/11/03	Shares issued for cash	900,000	0.05	45,000
03/25/04	Shares issued for cash	15,000	0.10	1,500
03/29/04	Shares issued for cash	25,000	0.10	2,500
03/30/04	Shares issued for cash	10,000	0.10	1,000
03/31/04	Shares issued for cash	45,000	0.10	4,500
04/01/04	Shares issued for cash	10,000	0.10	1,000
04/06/04	Shares issued for cash	15,000	0.10	1,500
04/21/04	Shares issued for cash	10,000	0.10	1,000
04/23/04	Shares issued for cash	10,000	0.10	1,000
05/04/04	Shares issued for cash	10,000	0.10	1,000
05/05/04	Shares issued for cash	10,000	0.10	1,000
05/10/04	Shares issued for cash	7,500	0.10	750
05/10/04	Shares issued for cash	10,000	0.10	1,000
05/11/04	Shares issued for cash	25,000	0.10	2,500
	Cumulative total	3,652,500		$90,750.00
	Effect of 5 for 1 split	14,610,000
	Effect of 16.5 for 1 split	283,068,750
	Effect of 1for 300 reverse split	(300,326,724)
	Cumulative total after all splits	1,004,526

On June 19, 2004, our Directors approved a 5 for 1 forward split of the company's common stock. All shareholders of record as of July 13, 2004 received a new certificate for 5 shares for each share they owned as of the close of business on that date. After the common stock split, the equivalent number of issued and outstanding shares of the Company outstanding increased from 3,652,000 to 18,262,500. Total shares authorized of 100 million and par value of $0.001 per common share remained unchanged.

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

Then, effective March 21, 2005, our Directors approved a 1 for 300 reverse split of the company's common stock. All shareholders of record as of February 4, 2005 received a new certificate for 1shares for every 300 shares they owned as of the close of business on that date. After the common stock split, the equivalent number of issued and outstanding shares of the Company outstanding decreased from 301,331,250 to 1,004.526. Total shares authorized of 1,000,000,000 and par value of $0.001 per common share remain unchanged. .

The effect of the splits has been retroactively reflected in the accompanying financial statements.

As a result of the forward splits in 2004, the increased number of shares outstanding and the resulting increase in the common stock account caused a deficit in the capital in excess of par value account at December 31, 2004. The negative balance of $229,264 in capital in excess of par value was charged to deficit accumulated during the development stage during the December 31, 2004 quarter. Then, the reverse split during the quarter ending March 31, 2005 resulted in a positive balance in the capital in excess of par value account. Accordingly, the $229,264 entry recorded during the December 31, 2004 quarter was reversed during the March 31, 2005 quarter.

On August 12, 2004, our Directors authorized the issuance of 50,000,000 shares of preferred stock, to be issued from time to time by a majority of the members of the Board of Directors on such terms as are established by the Board, and may be issued in one or more series, each with separate terms and conditions as set by the Board, including, but not limited to, the authority to provide voting rights for each series. At March 31, 2005, no preferred shares had been issued.

Note 2 - Uncertainty, going concern:

At March 31, 2005, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 2 in the December 31, 2004 audited financial statements included in the Company's Form 10-K) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Plan of Operation

LFG International, Inc. (formerly Can/Am Autosales, Inc.) ("LFG"), is a development stage company with no operations, no revenue, no financial backing and limited assets. The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.

As of March 31, 2005, LFG had approximately no cash. Development stage net loss for the three months ended March 31, 2005 was $2,139, compared to $7,447 for the three-month period ended March 31, 2004. The loss for the quarter ended March 31, 2005 consisted primarily of legal and accounting expenses incident to the company's development stage activities.

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

In late October, the Company learned that one of its shareholders was being investigated by European authorities. That individual owned assets of certain subsidiaries of LFG, prior to those subsidiaries obtaining the assets. The individual has since been cleared of all charges. However, it assets of the subsidiaries were not be allowed to be transferred to the Company.

Because of the uncertain nature of the transaction, the inability of LFG to insure that the assets of the subsidiaries would be owned without encumbrances by LFG, the Company elected, as of December 15, 2004, to terminate the Agreement with LFG. Management has returned all of the shares of LFG, and is seeking other potential business opportunities.

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

Item 3. Controls and procedures

As of March 31, 2005, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-15) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

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

Part II - Other Information

Item 1. Legal Proceedings

          None

Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

          None

Item 3. Defaults upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other information

          None

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31.1	Certification of the Chief Financial Officer of the Company as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
32	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

Reports on Form 8-K

None.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10 day of May, 2005.

LFG INTERNATIONAL, Inc.

/s/ Lyle Durham

By: Lyle Durham

Its: CEO