Form 10QSB
period 2005-06-30
LFG International, Inc.
filed 2005-09-20
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

(425) 451-8036
(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes XX    No ___    and (2) has been subject to such filing requirements for the past 90 days. Yes XX    No    ___

Shell Company: [X] Yes [ ] No

As of June 30, 2005, the issuer had 1,004,526 shares issued and outstanding of its common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LFG INTERNATIONAL, INC. (Formerly CAN/AM AUTOSALES, INC.) Index to Financial Statements June 30, 2005
(Unaudited)

Balance Sheet:
June 30, 2005	F-2

Statements of Loss:
For the periods ended June 30, 2005 and 2004	F-3
For the quarters ended June 30, 2005 and 2005	F-4

Statements of Stockholders' Equity:
For the periods ended June 30, 2005	F-5

Statements of Cash Flows:
For the periods ended June 30, 2005 and 2004	F-6

Notes to Financial Statements:
June 30, 2005	F-7

The accompanying notes are an integral part of these statements.

The accompanying notes are an integral part of these statements.

The accompanying notes are an integral part of these statements.

The accompanying notes are an integral part of these statements.

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Notes to Unaudited Financial Statements

June 30, 2005

(Unaudited)

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in LFG International, Inc.'s Form 10-K for the period ended December 31, 2004. Operating results for the six months and three months ended June 30, 2005, are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

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

June 30, 2005

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

On August 12, 2004, our Directors authorized the issuance of 50,000,000 shares of preferred stock, to be issued from time to time by a majority of the members of the Board of Directors on such terms as are established by the Board, and may be issued in one or more series, each with separate terms and conditions as set by the Board, including, but not limited to, the authority to provide voting rights for each series. At June 30, 2005, no preferred shares had been issued.

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Notes to Unaudited Financial Statements

June 30, 2005

(Unaudited)

Note 2 - Uncertainty, going concern:

At June 30, 2005, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 2 in the December 31, 2004 audited financial statements included in the Company's Form 10-K) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Loan payable:

On April 20, 2005, we obtained a loan of $8,500 from an entity that is a non-affiliate of the Company (not associated with any officer, director, or 5% shareholder). The loan is not evidenced by a note, does not bear interest, and is unsecured. It is due on demand. The lender has indicated that it may want to convert the debt into shares in the future, but there is no agreement to that effect, and no understanding as to any terms.

Note 4 - Federal income tax:

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

The provision for refundable Federal income tax for the six months ending June 30, 2005 and 2004 consists of the following:

	June 30, 2005	June 30, 2004
Refundable Federal income tax attributable to:
Current operations	$(7,000)	$(5,500)
Less, Change in valuation allowance	7,000	5,500
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2005	June 30, 2004
Deferred tax asset attributable to:
Net operating loss carryover	$40,500	$11,200
Less, Valuation allowance	(40,500)	(11,200)
Net deferred tax asset	-	-

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Notes to Unaudited Financial Statements

June 30, 2005

(Unaudited)

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

As of June 30, 2005, LFG had no cash. Development stage net loss for the six months ended June 30, 2005 was $20,518, compared to $16,245 for the six-month period ended June 30, 2004. The loss for the quarter ended June 30, 2005 consisted primarily of legal and accounting expenses incident to the company"s development stage activities.

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

Item 3. Controls and procedures

As of June 30, 2005, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-15) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

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

          None

Item 3. Defaults upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other information

          None

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31	Certification of the Chief Financial Officer of the Company as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
32	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

Reports on Form 8-K

None.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16TH day of September, 2005.

LFG INTERNATIONAL, Inc.

/s/ Lyle Durham

By: Lyle Durham

Its: CEO