Form 10QSB/A
period 2005-06-30
LFG International, Inc.
filed 2005-09-22
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDED FORM 10-QSB

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

Reports on Form 8-K

None.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of September, 2005.

LFG INTERNATIONAL, Inc.

/s/ Lyle Durham

By: Lyle Durham

Its: CEO