Form 10QSB
period 2005-09-30
LFG International, Inc.
filed 2005-12-20
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

As of September 30, 2005, the issuer had 1,004,526 shares issued and outstanding of its common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LFG INTERNATIONAL, INC.
Index to Financial Statements
September 30, 2005
(Unaudited)

Balance Sheet:
September 30, 2005	F-2

Statements of Loss:
For the periods ended September 30, 2005 and 2004	F-3
For the quarters ended September 30, 2005 and 2005	F-4

Statements of Stockholders' Equity:
For the periods ended September 30, 2005	F-5

Statements of Cash Flows:
For the periods ended September 30, 2005 and 2004	F-6

Notes to Financial Statements:
September 30, 2005	F-7

LFG INTERNATIONAL, INC.
(A development stage enterprise)
Balance Sheet
(Unaudited)

		September 30, 2005
ASSETS		
Current assets:		
Cash and cash equivalents	$	-
Total current assets		-
Total assets	$	-
LIABILITIES		
Current liabilities:		
Accounts payable and accrued expenses	$	23,534
Loan payable		8,500
Advances from shareholder		20,000
Total current liabilities		52,034
Total liabilities		52,034
STOCKHOLDER'S EQUITY		
Preferred stock, 50,000,000 shares authorized, no shares issued and outstanding	$	-
Common stock, $.001 par value, 1,000,000,000 authorized, 1,004,526 shares issued and outstanding		1,005
Capital in excess of par value		71,062
Deficit accumulated during the development stage		(124,101)
Total stockholder's equity		(52,034)
Total liabilities and stockholder's equity	$	-

F-2

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.
(A development stage enterprise)
Statements of Operations
(Unaudited)

	Cumulative, Inception, November 22, 2002 Through September 30, 2005	Nine Months Ended September 30, 2005	2004
Revenues	$ -	$ -	$ -
General and administrative expenses:			
Amortization	2,609	-	2,174
Legal and professional fees	112,677	25,112	58,088
Other general and administrative	8,815	275	4,846
Total operating expenses	124,101	25,387	65,108
(Loss) before taxes	(124,101)	(25,387)	(65,108)
Provision (credit) for taxes on income:	-	-	-
Net (loss)	$ (124,101)	$ (25,387)	$ (65,108)
Basic earnings (loss) per common share		$ (0.03)	$ (0.07)
Weighted average number of shares outstanding		1,004,526	983,128

F-3

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.
(A development stage enterprise)
Statements of Operations
(Unaudited)

	Quarters Ended September 30, 2005	Quarters Ended September 30, 2004
Revenues	$ -	$ -
General and administrative expenses:		
Amortization	-	869
Legal and professional fees	4,869	44,617
Other general and administrative	-	3,377
Total operating expenses	4,869	48,863
(Loss) before taxes	(4,869)	(48,863)
Provision (credit) for taxes on income:	-	-
Net (loss)	$ (4,869)	$ (48,863)
Basic earnings (loss) per common share	$ (0.00)	$ (0.05)
Weighted average number of shares outstanding	1,004,526	1,004,438

F-4

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.
(A development stage enterprise)
Statements of Stockholders' Equity
(Unaudited)

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
Inception, November 22, 2002	-	$ -	$ -	$ -	$ -
Stock issued for cash	300,000	300	2,700		3,000
Development stage net (loss)				(1,782)	(1,782)
Balances, December 31, 2002	300,000	$ 300	$ 2,700	$ (1,782)	$ 1,218
Stock issued for cash	3,150,000	3,150	64,350		67,500
Development stage net (loss)				(15,269)	(15,269)
Balances, December 31, 2003	3,450,000	$ 3,450	$ 67,050	$ (17,051)	$ 53,449
Shares issued for cash	202,500	203	20,047		20,250
Less, Expenses in connection with stock offering			(18,683)		(18,683)
Effect of 5 for 1 forward split	14,610,000	14,610	(14,610)		-
Effect of 16.5 for 1 forward split	282,068,750	283,068	(283,068)		-
Transfer of deficit in Capital in excess of par value to Accumulated deficit			229,264	(229,264)	-
Development stage net (loss)				(81,663)	(81,663)
Balances, December 31, 2004	300,331,250	$ 301,331	$ -	$(327,978)	$ (26,647)
Effect of 300 for 1 reverse split, including restoration of charge transferred from capital in excess of par value in connection with prior forward split	(299,326,724)	(300,326)	71,062	229,264	-
Development stage net (loss)				(25,387)	(25,387)
Balances, September 30, 2005	1,004,526	$ 1,005	$ 71,062	$(124,101)	$ (52,034)

F-5

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.
(A development stage enterprise)
Statement of Cash Flows
(Unaudited)

	Cumulative, Inception, November 22, 2002 Through September 30, 2005	Nine Months Ended September 30, 2005	2004
Cash flows from operating activities:			
Net (loss)	$ (124,101)	$ (25,387)	$ (65,108)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:			
Amortization	2,609	-	2,174
Change in current assets and liabilities:			
Accounts payable and accrued expenses	23,534	16,887	7,677
Advances from related party	-	-	538
Net cash flows from operating activities	(97,958)	(8,500)	(54,719)
Cash flows from investing activities:			
Website development costs incurred	(2,609)	-	-
Net cash flows from investing activities	(2,609)	-	-
Cash flows from financing activities:			
Proceeds from sale of common stock	90,750	-	20,250
Stock offering expenses	(18,683)	-	(18,683)
Change in prepaid expenses applicable to financing activities	-	-	18,484
Loan proceeds	8,500	8,500	-
Advances from shareholder	20,000	-	-
Net cash flows from financing activities	100,567	8,500	20,051
Net cash flows	-	-	(34,668)
Cash and equivalents, beginning of period	-	-	34,936
Cash and equivalents, end of period	$ -	$ -	$ 268
Supplemental cash flow disclosures:			
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

F-6

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.

(A development stage enterprise)

Notes to Interim Financial Statements

September 30, 2005

(Unaudited)

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our Form 10-K for the period ended December 31, 2004. Operating results for the nine months and three months ended September 30, 2005, are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

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

On June 19, 2004, Directors approved a 5 for 1 forward split of our common stock. All shareholders of record as of July 13, 2004 received a new certificate for 5 shares for each share they owned as of the close of business on that date. After the common stock split, the equivalent number of shares issued and outstanding increased from 3,652,000 to 18,262,500. Total shares authorized of 100 million and par value of $0.001 per common share remained unchanged.

Then, on August 17, 2004, Directors approved a 16.5 for 1 forward split of our common stock. All shareholders of record as of August 17, 2004 received a new certificate for 16.5 shares for each share they owned as of the close of business on that date. After the common stock split, the equivalent number of shares issued and outstanding increased from 18,262,500 to 301,331,250. Total shares authorized were increased from 100,000,000 to 1,000,000,000, and par value of $0.001 per common share remained unchanged.

Then, effective March 21, 2005, Directors approved a 1 for 300 reverse split of our common stock. All shareholders of record as of February 4, 2005 received a new certificate for 1 share for every 300 shares they owned as of the close of business on that date. After the common stock split, the equivalent number of shares issued and outstanding decreased from 301,331,250 to 1,004.526. Total shares authorized of 1,000,000,000 and par value of $0.001 per common share remained unchanged. .

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

On August 12, 2004, Directors authorized the issuance of 50,000,000 shares of preferred stock, to be issued from time to time by a majority of the members of the Board of Directors on such terms as are established by the Board, and may be issued in one or more series, each with separate terms and conditions as set by the Board, including, but not limited to, the authority to provide voting rights for each series. At September 30, 2005, no preferred shares had been issued.

Note 2 - Uncertainty, going concern:

At September 30, 2005, we were not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 2 in the December 31, 2004 audited financial statements included in the Company's Form 10-K) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

No value has been recorded in the financial statements for services contributed by officers and directors, as the amount is immaterial.

Note 3 - Loan payable:

On April 20, 2005, we obtained a loan of $8,500 from an entity that is a non-affiliate of the Company (not associated with any officer, director, or 5% shareholder). The loan is not evidenced by a note, does not bear interest, and is unsecured. It is due on demand. The lender has indicated that it may want to convert the debt into shares in the future, but there is no agreement to that effect, and no understanding as to any other terms.

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

The provision for refundable Federal income tax for the nine months ending September 30, 2005 and 2004 consists of the following:

	September 30, 2005	September 30, 2004
Refundable Federal income tax attributable to:
Current operations	$(8,600)	$(22,100)
Less, Change in valuation allowance	8,600	22,100
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2005	September 30, 2004
Deferred tax asset attributable to:
Net operating loss carryover	$42,100	$27,900
Less, Valuation allowance	(42,100)	(27,900)
Net deferred tax asset	-	-

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

As of September 30, 2005, LFG had no cash. Development stage net loss for the nine months ended September 30, 2005 was $25,387, compared to $65,108 for the nine-month period ended September 30, 2004. The loss for the quarter ended September 30, 2005 consisted primarily of legal and accounting expenses incident to the company's development stage activities.

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

Item 3. Controls and procedures

As of September 30, 2005, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-15) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

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

Reports on Form 8-K

None.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this ___ day of December, 2005.

LFG INTERNATIONAL, Inc.

/s/ Lyle Durham

By: Lyle Durham

Its: CEO