Form 10KSB/A
period 2005-12-31
LFG International, Inc.
filed 2006-05-19
CIK 1224006

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

As of December 31, 2005, LFG had no cash on hand. Development stage net loss for the year ended December 31, 2005 was $42,176, compared to
$81,663 for the year ended December 31, 2004. The loss for the year ended
December 31, 2005 consisted primarily of legal and accounting expenses incident to the company's development stage activities.

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

Note 5- Advance from Lantz Financial, Inc.:

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

Note 6 - Federal income tax:

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

Note 7 - Cumulative sales of stock:

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

Note 8 - Subsequent events:

On December 22, 2005, our Board of Directors approved a 1 for 15 reverse split of our common shares. The effective date will be January 2, 2006 for shareholders of record January 2, 2006. No fractional shares will be issued;
the number of shares for each shareholder will be rounded up to the nearest number of whole shares. After the reverse split, our shares outstanding will decrease from 1,004,526 to 67,133, after adjustment for rounding of fractional shares. The effect of the reverse split has been  reflected in the accompanying financial statements.

Note 9 - New accounting pronouncements:

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

Employment Agreements

N/A

Significant Employees

LFG has no significant employees other than the officers and directors described above, whose time and efforts are being provided to LFG without compensation to date; however, $10,000 in accrued compensation was recorded at December 31, 2005.  Such amount will be paid if and when funds are available.

Item 10. Executive Compensation.

LFG's Executive officers do not currently receive any
compensation from LFG for their service as corporate officers. LFG's directors have not and currently do not receive any compensation from LFG for their service as corporate directors.

Summary Compensation Table

Long-Term Compensation

Annual Compensation

Awards

Payouts

Name and principal position

Fiscal Year

Salary

Bonus

Other annual compensation

Restricted stock award(s)

Securities underlying options/ SARs

LTIP payouts

All other compensation

     LYLE Durham
     CEO

     2004
2005

     0
0

     0
0

     0
$10,000

     0
0

     0
0

     0
0

     0
0

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended
December 31, 2005. Except as noted above, there has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2005.

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

  Audit Fees: $ 4,935

  Audit-Related Fees: $ 5,786

  Tax Fees: $ 0

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