Form 10QSB
period 2006-03-31
LFG International, Inc.
filed 2006-05-23
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

As of March 31, 2006, the issuer had 67,133shares issued and outstanding of its common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LFG INTERNATIONAL, INC.
Index to Financial Statements
March 31, 2006
(Unaudited)

Balance Sheet:
March 31, 2006	F-2

Statements of Loss:
For the periods ended March 31, 2006 and 2005	F-3

Statements of Stockholders' Deficit:
For the periods ended March 31, 2006 and 2005	F-4

Statements of Cash Flows:
For the periods ended March 31, 2006 and 2005	F-5

Notes to Financial Statements:
March 31, 2006	F-6

F-1

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Balance Sheet

	March 31, 2006
ASSETS	
Current assets:	
Cash	$ -
Funds held in trust, Attorney	4,480
Prepaid expenses	3,367
Total current assets	7,847
Total assets	$ 7,847
LIABILITIES	
Current liabilities:	
Accounts payable and accrued expenses	$ 37,785
Advances from shareholder	20,000
Advance from Lantz Financial, Inc.	24,500
Total current liabilities	82,285
Total liabilities	82,285
STOCKHOLDERS' DEFICIT	
Common stock, $.001 par value, 1,000,000,000 authorized, 67,133 shares issued and outstanding	67
Capital in excess of par value	72,000
Deficit accumulated during the development stage	(146,505)
Total stockholders' deficit	(74,438)
Total liabilities and stockholders' deficit	$ 7,847

F-2

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.
(Formerly CAN/AM AUTOSALES, INC.)
(A development stage enterprise)
Statements of Operations
(Unaudited)

	Cumulative, Inception, November 22, 2002 Through March 31 2006	Quarter Ended March 31, 2006	2005
Revenues	$ -	$ -	$ -
General and administrative expenses:			
Amortization	2,609	-	-
Legal and professional fees	133,929	5,517	2,015
Other general and administrative	9,710	98	124
Total operating expenses	146,248	5,615	2,139
(Loss) from operations	(146,248)	(5,615)	(2,139)
Other income (expense):			
Interest (expense)	(257)	-	-
(Loss) before taxes	(146,505)	(5,615)	(2,139)
Provision (credit) for taxes on income:	-	-	-
Net (loss)	$ (146,505)	$ (5,615)	$ (2,139)
Basic earnings (loss) per common share		$ (0.08)	$ (0.03)
Weighted average number of shares outstanding		67,133	67,133

F-3

The accompanying notes are an integral part of these statements

LFG INTERNATIONAL, INC.
(Formerly CAN/AM AUTOSALES, INC.)
(A development stage enterprise)
Statements of Stockholders' Deficit
(Unaudited)

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
Inception, November 22, 2002	-	$ -	$ -	$ -	$ -
Shares issued for cash	300,000	300	2,700		3,000
Development stage net (loss)				(1,782)	(1,782)
Balances, December 31, 2002	300,000	$ 300	$ 2,700	$ (1,782)	$ 1,218
Shares issued for cash	3,150,000	3,150	64,350		67,500
Development stage net (loss)				(15,269)	(15,269)
Balances, December 31, 2003	3,450,000	$ 3,450	$ 67,050	$ (17,051)	$ 53,449
Shares issued for cash	202,500	203	20,047		20,250
Less, Expenses in connection with stock offering			(18,683)		(18,683)
Effect of 5 for 1 forward split	14,610,000	14,610	(14,610)		-
Effect of 16.5 for 1 forward split	282,068,750	283,068	(283,068)		-
Transfer of deficit in Capital in excess of par value to Accumulated deficit			229,264	(229,264)	-
Development stage net (loss)				(81,663)	(81,663)
Balances, December 31, 2004	300,331,250	$ 301,331	$ -	$ (327,978)	$ (26,647)
Effect of 1 for 300 reverse split, including restoration of charge transferred from capital in excess of par value in connection with prior forward split	(299,326,724)	(300,326)	71,062	229,264	-
Development stage net (loss)				(42,176)	(42,176)
Effect of 1 for 15 reverse split on January 3, 2006	(937,393)	(938)	938		-
Balances, December 31, 2005	67,133	$ 67	$ 72,000	$ (140,890)	$ (68,823)
Development stage net (loss)				(5,615)	(5,615)
Balances, March 31, 2006	67,133	$ 67	$ 72,000	$ (146,505)	$ (74,438)

F-4

The accompanying notes are an integral part of these statements

LFG INTERNATIONAL, INC.
(Formerly CAN/AM AUTOSALES, INC.)
(A development stage enterprise)
Statements of Cash Flows
(Unaudited)

	Cumulative, Inception, November 22, 2002 Through March 31 2006	Quarter Ended March 31, 2006	2005
Cash flows from operating activities:			
Net (loss)	$ (146,505)	$ (5,615)	$ (2,139)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:			
Amortization	2,609	-	-
Change in current assets and liabilities:			
Prepaid expenses	(3,367)	(3,367)	
Funds held in trust, Attorney	(4,480)	(4,000)	-
Accounts payable and accrued expenses	37,785	2,982	2,139
Net cash flows from operating activities	(113,958)	(10,000)	-
Cash flows from investing activities:			
Website development costs incurred	(2,609)	-	-
Net cash flows from investing activities	(2,609)	-	-
Cash flows from financing activities:			
Proceeds from sale of common stock	90,750	-	-
Less, Offering expenses	(18,683)	-	-
Change in prepaid expenses applicable to financing activities	-	-	-
Advances from shareholder	20,000	-	-
Advance from Lantz Financial, Inc.	24,500	10,000	-
Net cash flows from financing activities	116,567	10,000	-
Net cash flows	-	-	-
Cash and equivalents, beginning of period	-	-	-
Cash and equivalents, end of period	$ -	$ -	$ -
Supplemental cash flow disclosures:			
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

F-5

The accompanying notes are an integral part of these statements

LFG INTERNATIONAL, INC.

(A development stage enterprise)

Notes to Interim Financial Statements

March 31, 2006

(Unaudited)

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our Form 10-K for the period ended December 31, 2005. Operating results for the three months and three months ended March 31, 2006, are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

Note 1 - Capital stock:

Since its inception, the Company has issued shares of its common stock as follows:
			Price Per
Date	Description	Shares	Share	Amount
11/22/02	Shares issued for cash	300,000	$0.01	$3,000
01/13/03	Shares issued for cash	300,000	0.01	3,000
01/14/03	Shares issued for cash	275,000	0.01	2,750
01/18/03	Shares issued for cash	150,000	0.01	1,500
01/20/03	Shares issued for cash	300,000	0.01	3,000
01/25/03	Shares issued for cash	100,000	0.01	1,000
02/04/03	Shares issued for cash	50,000	0.01	500
02/17/03	Shares issued for cash	275,000	0.01	2,750
02/24/03	Shares issued for cash	100,000	0.01	1,000
02/25/03	Shares issued for cash	200,000	0.01	2,000
02/26/03	Shares issued for cash	250,000	0.01	2,500
02/27/03	Shares issued for cash	50,000	0.01	500
03/01/03	Shares issued for cash	100,000	0.01	1,000
03/03/03	Shares issued for cash	100,000	0.01	1,000
03/11/03	Shares issued for cash	900,000	0.05	45,000
03/25/04	Shares issued for cash	15,000	0.10	1,500
03/29/04	Shares issued for cash	25,000	0.10	2,500
03/30/04	Shares issued for cash	10,000	0.10	1,000
03/31/04	Shares issued for cash	45,000	0.10	4,500
04/01/04	Shares issued for cash	10,000	0.10	1,000
04/06/04	Shares issued for cash	15,000	0.10	1,500
04/21/04	Shares issued for cash	10,000	0.10	1,000
04/23/04	Shares issued for cash	10,000	0.10	1,000
05/04/04	Shares issued for cash	10,000	0.10	1,000
05/05/04	Shares issued for cash	10,000	0.10	1,000
05/10/04	Shares issued for cash	7,500	0.10	750
05/10/04	Shares issued for cash	10,000	0.10	1,000
05/11/04	Shares issued for cash	25,000	0.10	2,500
	Cumulative total	3,652,500		$90,750.00
	Effect of 5 for 1 split	14,610,000
	Effect of 16.5 for 1 split	283,068,750
	Effect of 1for 300 reverse split	(300,326,724)
	Effect of 1 for 15 reverse splie	(937,393)
	Cumulative total after all splits	67,133

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

Then, effective January 2, 2006, Directors approved a 1 for 15 reverse split of our common shares. All shareholders of record as of January 2, 2006 received a new certificate for 1 share for every 15 shares they owned as of the close of business on that date. No fractional shares were issued; the number of shares for each shareholder was rounded up to the nearest number of whole shares. After the reverse split, shares outstanding decreased from 1,004,526 to 67,133, after adjustment for rounding of fractional shares.

The effect of the splits has been retroactively reflected in the accompanying financial statements.

Note 2 - Uncertainty, going concern:

At March 31, 2006, we were not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 2 in the December 31, 2005 audited financial statements included in the Company's Form 10-K) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

No value has been recorded in the financial statements for services contributed by officers and directors, as the amount is immaterial.

Note 3 - Related party transactions:

Included in accounts payable and accrued expenses is the amount of $12,500 for accrued management fees payable to our president for services rendered in managing the company during 2005 and the three months ending March 31, 2006. The related expense was $10,000 (2005) and $2,500 (2006).

Note 4- Advance from Lantz Financial, Inc.:

On April 20, 2005, November 28, 2005, and March 6, 2006 we obtained loans of $8,500, $6,000, and $10,000 respectively from Lantz Financial, Inc., a Panamanian company. Lantz is a non-affiliate of the Company (not associated with any officer, director, or 5% shareholder). The loans are not evidenced by a note, do not bear interest, and are unsecured. They are due on demand. The lender has indicated that it may want to convert the debt into shares in the future, but there is no agreement to that effect, and no understanding as to any other terms.

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

The provision for refundable Federal income tax for the three months ending March 31, 2006 and 2005 consists of the following:

	March 31, 2006	March 31, 2005
Refundable Federal income tax attributable to:
Current operations	$(1,000)	$(22,100)
Less, Change in valuation allowance	1,000	22,100
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2006	March 31, 2005
Deferred tax asset attributable to:
Net operating loss carryover	$45,500	$34,200
Less, Valuation allowance	(45,500)	(34,200)
Net deferred tax asset	-	-

At December 31, 2005, an unused net operating loss carryover approximating $130,800 is available to offset future taxable income; it expires beginning in 2022. Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

Item 2. Plan of Operation

LFG International, Inc. (formerly Can/Am Autosales, Inc.) ("LFG"), is a development stage company with no operations, no revenue, no financial backing and limited assets. The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.

As of March 31, 2006, LFG had no cash. Development stage net loss for the three months ended March 31, 2006 was $5,615, compared to $2,139 for the three-month period ended March 31, 2005. The loss for the quarter ended March 31, 2005 consisted primarily of legal and accounting expenses incident to the company's development stage activities.

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

Item 3. Controls and procedures

As of March 31, 2006, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-15) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

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

Reports on Form 8-K

None.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19 day of May, 2006.

LFG INTERNATIONAL, Inc.

/s/ Lyle Durham

By: Lyle Durham

Its: CEO