Form 10QSB
period 2006-06-30
LFG International, Inc.
filed 2006-08-14
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of June 30, 2006, the issuer had 67,133shares issued and outstanding of its common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Balance Sheet

	June 30, 2006
ASSETS	
Current assets:	
Cash	$ -
Funds held in trust, Attorney	4,420
Total current assets	4,420
Total assets	$ 4,420
LIABILITIES	
Current liabilities:	
Accounts payable and accrued expenses	$ 52,878
Advances from shareholder	20,000
Advance from Lantz Financial, Inc.	24,500
Total current liabilities	97,378
Total liabilities	97,378
STOCKHOLDERS' DEFICIT	
Common stock, $.001 par value, 1,000,000,000 authorized, 67,133 shares issued and outstanding	67
Capital in excess of par value	72,000
Deficit accumulated during the development stage	(165,025)
Total stockholders' deficit	(92,958)
Total liabilities and stockholders' deficit	$ 4,420

F-2

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.
(Formerly CAN/AM AUTOSALES, INC.)
(A development stage enterprise)
Statements of Operations
(Unaudited)

	Cumulative, Inception, November 22, 2002 Through June 30, 2006	Six Months Ended June 30, 2006	2005
Revenues	$ -	$ -	$ -
General and administrative expenses:			
Amortization	2,609	-	-
Legal and professional fees	152,076	23,664	20,243
Other general and administrative	9,714	102	275
Total operating expenses	164,399	23,766	20,518
(Loss) from operations	(164,399)	(23,766)	(20,518)
Other income (expense):			
Interest (expense)	(626)	(369)	-
(Loss) before taxes	(165,025)	(24,135)	(20,518)
Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (165,025)	$ (24,135)	$ (20,518)
Basic earnings (loss) per common share		$ (0.36)	$ (0.31)
Weighted average number of shares outstanding		67,133	67,133

F-3

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.
(Formerly CAN/AM AUTOSALES, INC.)
(A development stage enterprise)
Statements of Operations
(Unaudited)

	Quarter Ended June 30, 2006	2005
Revenues	$ -	$ -
General and administrative expenses:		
Amortization	-	-
Legal and professional fees	18,147	18,228
Other general and administrative	4	151
Total operating expenses	18,151	18,379
(Loss) from operations	(18,151)	(18,379)
Other income (expense):		
Interest (expense)	(369)	-
(Loss) before taxes	(18,520)	(18,379)
Provision (credit) for taxes on income	-	-
Net (loss)	$ (18,520)	$ (18,379)
Basic earnings (loss) per common share	$ (0.28)	$ (0.27)
Weighted average number of shares outstanding	67,133	67,133

F-4

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.
(Formerly CAN/AM AUTOSALES, INC.)
(A development stage enterprise)
Statements of Stockholders' Deficit
(Unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development	
	Shares	Amount	Par Value	Stage	Total
Inception, November 22, 2002	-	$ -	$ -	$ -	$ -
Shares issued for cash	300,000	300	2,700		3,000
Development stage net (loss)				(1,782)	(1,782)
Balances, December 31, 2002	300,000	$ 300	$ 2,700	$ (1,782)	$ 1,218
Shares issued for cash	3,150,000	3,150	64,350		67,500
Development stage net (loss)				(15,269)	(15,269)
Balances, December 31, 2003	3,450,000	$ 3,450	$ 67,050	$ (17,051)	$ 53,449
Shares issued for cash	202,500	203	20,047		20,250
Less, Expenses in connection with stock offering			(18,683)		(18,683)
Effect of 5 for 1 forward split	14,610,000	14,610	(14,610)		-
Effect of 16.5 for 1 forward split	282,068,750	283,068	(283,068)		-
Transfer of deficit in Capital in excess of par value to Accumulated deficit			229,264	(229,264)	-
Development stage net (loss)				(81,663)	(81,663)
Balances, December 31, 2004	300,331,250	$ 301,331	$ -	$ (327,978)	$ (26,647)
Effect of 1 for 300 reverse split, including restoration of charge transferred from capital in excess of par value in connection with prior forward split	(299,326,724)	(300,326)	71,062	229,264	-
Development stage net (loss)				(42,176)	(42,176)
Effect of 1 for 15 reverse split on January 3, 2006	(937,393)	(938)	938		-
Balances, December 31, 2005	67,133	$ 67	$ 72,000	$ (140,890)	$ (68,823)
Development stage net (loss)				(24,135)	(24,135)
Balances, June 30, 2006	67,133	$ 67	$ 72,000	$ (165,025)	$ (92,958)

F-5

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.
(Formerly CAN/AM AUTOSALES, INC.)
(A development stage enterprise)
Statements of Cash Flows
(Unaudited)

	Cumulative, Inception, November 22, 2002 Through June 30	Six Months Ended June 30,	
	2006	2006	2005
Cash flows from operating activities:			
Net (loss)	$ (165,025)	$ (24,135)	$ (20,518)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:			
Amortization	2,609	-	-
Change in current assets and liabilities:			
Funds held in trust, Attorney	(4,420)	(3,940)	-
Accounts payable and accrued expenses	52,878	18,075	12,018
Net cash flows from operating activities	(113,958)	(10,000)	(8,500)
Cash flows from investing activities:			
Website development costs incurred	(2,609)	-	-
Net cash flows from investing activities	(2,609)	-	-
Cash flows from financing activities:			
Proceeds from sale of common stock	90,750	-	-
Less, Offering expenses	(18,683)	-	-
Advances from shareholder	20,000	-	-
Advance from Lantz Financial, Inc.	24,500	10,000	8,500
Net cash flows from financing activities	116,567	10,000	8,500
Net cash flows	-	-	-
Cash and equivalents, beginning of period	-	-	-
Cash and equivalents, end of period	$ -	$ -	$ -
Supplemental cash flow disclosures:			
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

F-6

The accompanying notes are an integral part of these statements.

LFG INTERNATIONAL, INC.

(A development stage enterprise)

Notes to Interim Financial Statements

June 30, 2006

(Unaudited)

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our Form 10-K for the period ended December 31, 2005. Operating results for the six months and three months ended June 30, 2006, are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

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

Note 2 - Uncertainty, going concern:

At June 30, 2006, we were not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 2 in the December 31, 2005 audited financial statements included in the Company's Form 10-K) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Related party transactions:

Included in accounts payable and accrued expenses is the amount of $17,000 for accrued management fees payable to our president for services rendered in managing the company during 2005 and the six months ending June 30, 2006. The related expense was $10,000 (2005) and $7,000 (2006).

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

The provision for refundable Federal income tax for the three months ending June 30, 2006 and 2005 consists of the following:

	June 30, 2006	June 30, 2005
Refundable Federal income tax attributable to:
Current operations	$(8,200)	$(7,000)
Nondeductible expenses	2,400	-
Change in valuation allowance	5,800	7,000
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2006	March 31, 2005
Deferred tax asset attributable to:
Net operating loss carryover	$56,000	$40,500
Less, Valuation allowance	(56,000)	(40,500)
Net deferred tax asset	-	-

At June 30, 2006, an unused net operating loss carryover approximating $165,000 is available to offset future taxable income; it expires beginning in 2022. Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

Item 2. Plan of Operation

LFG International, Inc. (formerly Can/Am Autosales, Inc.) ("LFG"), is a development stage company with no operations, no revenue, no financial backing and limited assets. The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.

As of June 30, 2006, LFG had no cash, but had funds held in trust by the Company's attorney in the amount of $4,420. Development stage net loss for the six months ended June 30, 2006 was $24,135, compared to $20,518 for the six-month period ended June 30, 2005. Development stage net loss for the quarter ended June 30, 2006 was $18,520, compared to $18,379 for the quarter ended June 30, 2005.  The loss for the quarter ended June 30, 2006 consisted primarily of legal and accounting expenses incident to the company's development stage activities.

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

Item 3. Controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 15(d)-15(d)) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the nine-month period ended September 30, 2004, there were no significant changes to this system of internal controls over financial reporting or in other factors that could significantly affect those controls.

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