Form 10QSB
period 2006-09-30
Nano-Jet Corp.
filed 2006-11-20
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ______.

Commission File Number: 333-103986

NANO-JET CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0384073
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15321 Main Street, Suite 102

PO Box 5000, PMB 152

Duvall, WA 98019

(Address of principal executive offices)

(425) 451-8036
(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes XX    No ___    and (2) has been subject to such filing requirements for the past 90 days. Yes XX    No    ___

Shell Company: [ ] Yes [X] No

As of September 30, 2006, the issuer had 40,569,633 issued and outstanding of its common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NANO-JET, CORP
(Formerly LFG INTERNATIONAL, INC.)
(A development stage enterprise)

Report of Independent Registered Public Accounting Firm                                                                                                     F-2

Balance Sheet:

        September 30, 2006                                                                                                                                                              F-3

Statements of Operations:

        For the periods ended September 30, 2006 and 2005                                                                                                            F-4

Statements of Stockholders' Deficit:

        For the periods ended September 30, 2006 and 2005                                                                                                            F-5

Statements of Cash Flows:

        For the periods ended September 30, 2006 and 2005                                                                                                            F-6

Notes to Financial Statements:

        September 30, 2006 and 2005                                                                                                                                              F-7

F-1

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA 98103

206.547.6050

REGISTEREDACCOUNTANT'S REPORT

Board of Directors

NANO-JET CORP (FORMERLY LFG INTERNATIONAL, INC.)

Kirkland, Washington

We have reviewed the accompanying balance sheet of Nano-Jet Corp (Formerly LFG International, Inc.) as of September 30, 2006, and the related statements of income, retained earnings, and cash flows for the periods then ended, in accordance with We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Nano-Jet Corp (Formerly LFG International, Inc.)

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2, the company's significant operating losses, working capital deficiency and need for new capital raise substantial doubt about its ability to continue as a going concern without the continued support of its shareholders, and its ability to generate funds through share issuances. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas J Harris, CPA

Seattle, Washington

November 19, 2006

F-2

NANO-JET, CORP

(FormerlyLFG INTERNATIONAL, INC.)

(A development stage enterprise)

Balance Sheet

(Unaudited)

	September30, 2006
ASSETS	
Current assets:	
Cash	$ 447
Funds held in trust, Attorney	2,920
Accounts receivable	3,500
Inventory	9,870
Total current assets	16,737
Other Assets	
Goodwill	172,652
Total assets	$ 189,389
LIABILITIES	
Current liabilities:	
Accounts payable and accrued expenses	$ 61,383
Advances from shareholder	138,462
Advance from Lantz Financial, Inc.	49,500
Total current liabilities	249,345
Total liabilities	249,345
STOCKHOLDERS' DEFICIT	
Common stock, $.001 par value, 1,000,000,000 authorized,	
40,569,633 shares issued and outstanding	40,569
Capital in excess of par value	72,000
Deficit accumulated during the development stage	(172,525)
Total stockholders' deficit	(59,956)
Total liabilities and stockholders' deficit	$ 189,389

F-2

NANO-JET, CORP

(FormerlyLFG INTERNATIONAL, INC.)

(A development stage enterprise)

Statements of Operations

(Unaudited)

	Cumulative, Inception, November 22, 2002 Through September30, 2006	*Nine months Ended September30,*	
		2006	*2005*
Sales	$ -		$ -
Cost of Sales			
General and administrative expenses:			
Salaries			
Amortization	2,609	-	-
Legal and professional fees	159,076	30,664	20,243
Other general and administrative	10,215	911	275
Total operating expenses	171,900	31,575	20,518
(Loss) from operations	(171,900)	(31,575)	(20,518)
Other income (expense):			
Interest (expense)	(317)	(60)	-
(Loss) before taxes	(172,217)	(31,635)	(20,518)
Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (172,217)	$ (31,635)	$ (20,518)
Basic earnings (loss) per common share		$ (0.1574)	$ (0.3056)
Weighted average number of shares outstanding		201,026	67,133

F-3

NANO-JET, CORP

(FormerlyLFG INTERNATIONAL, INC.)

(A development stage enterprise)

Statements of Operations

(Unaudited)

	Quarter Ended September30, 2006	2005
Sales		$ -
Cost of Sales		
General and administrative expenses:		
Salaries		
Amortization	-	-
Legal and professional fees	7,000	18,228
Other general and administrative	500	151
Total operating expenses	7,500	18,379
(Loss) from operations	(7,500)	(18,379)
Other income (expense):		
Interest (expense)	-	-
(Loss) before taxes	(7,500)	(18,379)
Provision (credit) for taxes on income	-	-
Net (loss)	$ (7,500)	$ (18,379)
Basic earnings (loss) per common share	$ (0.0373)	$ (0.2738)
Weighted average number of shares outstanding	201,026	67,133

F-4

NANO-JET, CORP
(FormerlyLFG INTERNATIONAL, INC.)
(A development stage enterprise)
Statements of Stockholders' Deficit
(Unaudited)

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
Inception, November 22, 2002 through December 31, 2005 (Audited):					
Inception, November 22, 2002	-	$ -	$ -	$ -	$ -
Shares issued for cash	300,000	300	2,700		3,000
Development stage net (loss)				(1,782)	(1,782)
Balances, December 31, 2002	300,000	$ 300	$ 2,700	$ (1,782)	$ 1,218
Shares issued for cash	3,150,000	3,150	64,350		67,500
Development stage net (loss)				(15,269)	(15,269)
Balances, December 31, 2003	3,450,000	$ 3,450	$ 67,050	$ (17,051)	$ 53,449
Shares issued for cash	202,500	203	20,047		20,250
Less, Expenses in connection with stock offering			(18,683)		(18,683)
Effect of 5 for 1 forward split	14,610,000	14,610	(14,610)		-
Effect of 16.5 for 1 forward split	282,068,750	283,068	(283,068)		-
Transfer of deficit in Capital in excess of par value to Accumulated deficit			229,264	(229,264)	-
Development stage net (loss)				(81,663)	(81,663)
Balances, December 31, 2004	300,331,250	$ 301,331	$ -	$ (327,978)	$ (26,647)
Effect of 1 for 300 reverse split, including restoration of charge transferred from capital in excess of par value in connection with prior forward split	(299,326,724)	(300,326)	71,062	229,264	-
Development stage net (loss)				(42,176)	(42,176)
Effect of 1 for 15 reverse split on January 3, 2006	(937,393)	(938)	938		-
Balances, December 31, 2005	67,133	$ 67	$ 72,000	$ (140,890)	$ (68,823)
Nine months ended September30, 2006 (Unaudited):					
Shares issued in merger	40,502,500	40,502			40,502
Development stage net (loss)				(31,635)	(31,635)
Balances, September30, 2006	40,569,633	$ 40,569	$ 72,000	$ (172,525)	$ (59,956)

F-5

NANO-JET, CORP
(FormerlyLFG INTERNATIONAL, INC.)
(A development stage enterprise)
Statements of Cash Flows
(Unaudited)

	Cumulative, Inception, November 22, 2002 Through September 30 2006	Nine Months Ended September 30, 2006	2005
Cash flows from operating activities:			
Net (loss)	$ (172,525)	$ (31,635)	$ (20,518)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:			
Common stock issued for services			
Amortization	2,609	-	-
Change in current assets and liabilities:			
Funds held in trust, Attorney	(4,420)	(3,940)	-
Accounts payable and accrued expenses	60,378	25,575	12,018
Net cash flows from operating activities	(113,958)	(10,000)	(8,500)
Cash flows from investing activities:			
Proceeds from Merger	447	447	
Website development costs incurred	(2,609)	-	-
Net cash flows from investing activities	(2,162)	447	-
Cash flows from financing activities:			
Proceeds from sale of common stock	90,750	-	-
Less, Offering expenses	(18,683)	-	-
Advances from shareholder	20,000		
Advance from Lantz Financial, Inc.	24,500	10,000	8,500
Net cash flows from financing activities	116,567	10,000	8,500
Net cash flows	447	447	-
Cash and equivalents, beginning of period	-	-	-
Cash and equivalents, end of period	$ 447	$ 447	$ -
Supplemental cash flow disclosures:			
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

F-6

NANO-JET CORP.

Formerly LFG INTERNATIONAL, INC.

(A development stage enterprise)

Notes to Interim Financial Statements

September 30, 2006

(Unaudited)

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our Form 10-K for the period ended December 31, 2005. Operating results for the nine months and three months ended September 30, 2006, are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

Note 1 - Capital stock:

Since its inception, the Company has issued shares of its common stock as follows:
			Price Per
Date	Description	Shares	Share	Amount
11/22/02	Shares issued for cash	300,000	$0.01	$3,000
01/13/03	Shares issued for cash	300,000	0.01	3,000
01/14/03	Shares issued for cash	275,000	0.01	2,750
01/18/03	Shares issued for cash	150,000	0.01	1,500
01/20/03	Shares issued for cash	300,000	0.01	3,000
01/25/03	Shares issued for cash	100,000	0.01	1,000
02/04/03	Shares issued for cash	50,000	0.01	500
02/17/03	Shares issued for cash	275,000	0.01	2,750
02/24/03	Shares issued for cash	100,000	0.01	1,000
02/25/03	Shares issued for cash	200,000	0.01	2,000
02/26/03	Shares issued for cash	250,000	0.01	2,500
02/27/03	Shares issued for cash	50,000	0.01	500
03/01/03	Shares issued for cash	100,000	0.01	1,000
03/03/03	Shares issued for cash	100,000	0.01	1,000
03/11/03	Shares issued for cash	900,000	0.05	45,000
03/25/04	Shares issued for cash	15,000	0.10	1,500
03/29/04	Shares issued for cash	25,000	0.10	2,500
03/30/04	Shares issued for cash	10,000	0.10	1,000
03/31/04	Shares issued for cash	45,000	0.10	4,500
04/01/04	Shares issued for cash	10,000	0.10	1,000
04/06/04	Shares issued for cash	15,000	0.10	1,500
04/21/04	Shares issued for cash	10,000	0.10	1,000
04/23/04	Shares issued for cash	10,000	0.10	1,000
05/04/04	Shares issued for cash	10,000	0.10	1,000
05/05/04	Shares issued for cash	10,000	0.10	1,000
05/10/04	Shares issued for cash	7,500	0.10	750
05/10/04	Shares issued for cash	10,000	0.10	1,000
05/11/04	Shares issued for cash	25,000	0.10	2,500
	Cumulative total	3,652,500		$90,750.00
	Effect of 5 for 1 split	14,610,000
	Effect of 16.5 for 1 split	283,068,750
	Effect of 1for 300 reverse split	(300,326,724)
	Effect of 1 for 15 reverse splie	(937,393)
	Cumulative total after all splits	67,133
	Shares issued in merger	40,502,500
	Cumulative after merger	40,569,633

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

As described in Note in conjunction with the merger with Nano-Jet Corp, Inc. the Company issued 40,502,500 shares of its common stock.

Note 2 - Uncertainty, going concern:

At September 30, 2006, we were not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 2 in the December 31, 2005 audited financial statements included in the Company's Form 10-K) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Related party transactions:

Included in accounts payable and accrued expenses is the amount of $17,000 for accrued management fees payable to our president for services rendered in managing the company during 2005 and the six months ending September 30, 2006. The related expense was $10,000 (2005) and $7,000 (2006).

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

The provision for refundable Federal income tax for the three months ending September 30, 2006 and 2005 consists of the following:

	September 30, 2006	September 30, 2005
Refundable Federal income tax attributable to:
Current operations	$(8,200)	$(7,000)
Nondeductible expenses	2,400	-
Change in valuation allowance	5,800	7,000
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2006	March 31, 2005
Deferred tax asset attributable to:
Net operating loss carryover	$56,000	$40,500
Less, Valuation allowance	(56,000)	(40,500)
Net deferred tax asset	-	-

At September 30, 2006, an unused net operating loss carryover approximating $165,000 is available to offset future taxable income; it expires beginning in 2022. Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

Note 6- Merger with Nano-Jet Corp, Inc.:

Effective September 30, 2006 the Company issued 40,502,500 shares of its common stock as part of the merger with Nano-Jet Corporation (Nano-Jet). The merger is being accounted for as a purchase as required by FASB 141. At the time of the merger the assets and liabilities of Nano-Jet consisted of the following:

Cash                                                                             $ 447

Accounts receivable                                                      3,500

Inventory                                                                      9,870

Goodwill                                                                  172,652

Total                                                                      $186,469

Liabilities                                                                $145,967

Value of 40,502,500 shares of stock                          40,502

Total                                                                      $186,469

Item 2. Plan of Operation

Business Description

Nano-Jet Corp. was incorporated on November 4, 2002, in the State of Nevada as Can/Am Autosales, Inc. The Company changed its name to on August 27, 2004 to LFG International, Inc. On September 30, 2006, the Company completed a merger with Nano-Jet Corp., a private Nevada corporation. On October 19, 2006 the Company changed its name to Nano-Jet Corp.

Nano-Jet has licensed a proprietary technology and currently holds patents for this technology worldwide. The Company's product will allow owners and operators of both gasoline and diesel powered vehicles to potentially save 20% in fuel efficiency and reduce fuel emissions into the environment by as much as 50%.

Plan of Operation

1.    Overview

Nano-Jet will market to both the American and International trucking and automobile parts distribution companies. It is not the intent of the Company to market directly to the consumer, but rather through distribution channels in the truck, automobile and motorcycle industry. The Company will educate these groups about the benefits of a Nano-Jet fuel saving device. Nano-Jet expects to form licensing arrangements with Original Equipment Manufacturers (OEMs) having high brand recognition in the automobile marketplace.

2.    Marketing Strategies

a. Nano-Jet's primary market is the American trucking companies and automobile manufacturers and international trucking and automobile makers. Nano-Jet expects its products will increase the speed and effectiveness with which it educates the consumer in order to capture more market share. It will effectively do this by:

  Producing commercials that demonstrate the superior performance and fuel efficiency of Nano-Jet products;
  Enlisting a well-known high performance automobile driver, who can be the marketing face of the company to both the recreational and commercial automotive user;
  Implementing a concurrent advertising campaign using both web and print versions of major publishers like Motor Trend, Road and Track and national newspapers and trucking magazines.
  Seek to get product evaluators at automobile, truck and motorcycle magazines to evaluate and write articles about Nano-Jet and its multiple lines of products.
  Intentionally form relationships with reporters interested in automobile fuel efficiency with the goal of increasing the media examination of the issues associated with traditional fossil fuel consumption;
  Increasing the direct response to Nano-Jet's website by strategic search engine registrations, increased links, and an email marketing campaign;
  Adding video content to Nano-Jet's commercial website so visitors experience a educational video presentation on the fuel efficiency and performance benefits of Nano-Jet products as well as testimonials from consumers;
  Training a sales staff whose mission will be to educate trucking companies, automobile parts distributors and motorcycle manufacturers of the benefits of Nano-Jet for its customers;
  Create strategic alliances with manufacturing companies like Kenworth, Peterbuilt, Volvo, Mercedes, General Motors, Ford, Toyota, Nissan, and Chrysler.

b. Licensing Agreements-Original Equipment Manufacturers

In addition to marketing techniques that effectively educate and lead the trucking and automobile companies to buy Nano-Jet products, Nano-Jet will also pursue strategic alliances with one or more major OEMs via licensing agreements. These OEMs should have wide brand recognition, excellent financial health and resources, an established presence in international markets, and a track record of honoring its licensing agreements. The benefits of forming a licensing relationship with a major OEM include:

  Lower financial risk due to shared costs;
  Lower business risk because of the prior success;
  Immediate brand recognition and acceptance;
  Facilitates acceptance of Nano-Jet's new technology;
  Access to new distribution channels;
  Ease of entry into international markets of the OEM's;
  Platform for ease of entry of future Nano-Jet products;
  Ability to focus on R&D of future products;
  Provides greater protection of intellectual property;
  Quickens the pace toward becoming a market standard.
  An effective OEM licensing relationship will result in higher marketplace visibility for Nano-Jet, reduce the Company's costs of marketing, and speed up marketing for world consumption.

4. Website

The Nano-Jet website will act as a centerpiece to operations and in the future Nano-Jet will further build out their website which will be accessed by member password for trucking companies and distributors such as Napa Auto Parts. The website will form a hub for its Internet community which will also include motorcycle parts distributors. The website will be technically viewed as a portal to all of Nano-Jet's product lines. The site will also provide an arena for ongoing communication among users, testimonials, etc. Online information will be available to members in a highly intuitive format.

The Company's two-fold marketing and sales strategy is directed toward establishing immediate technological preeminence, rapid penetration, and market dominance within five years of market entry. The company will first approach trucking companies and truck manufacturers, truck, automobile and motorcycle distributors, as well as wholesalers. With the Company's obsolescing impact, a substantial downturn in competition may be anticipated. .

Financial Discussion

As of September 30, 2006, Nano-Jet had $447.00cash. Development stage net loss for the nine months ended September 30, 2006 was $31,635, compared to $25,387 for the nine-month period ended September 30, 2005. The loss for the quarter ended September 30, 2006 consisted primarily of legal and accounting expenses incident to the company's development stage activities and its recent merger. Development stage net loss for the quarter ended September 30, 2006 was $7,500, compared to $18,379 for the quarter ended September 30, 2005.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the nine-month period ended September 30, 2006, there were no significant changes to this system of internal controls over financial reporting or in other factors that could significantly affect those controls.

Part II - Other Information

Item 1. Legal Proceedings

          None

Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

          None

Item 3. Defaults upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          During the period ended September 30, 2006, shareholers of Nano-Jet Corp. were asked to vote on or consent to the following:

On September 27, 2006, Shareholders of LFG International, Inc. consented to and approved the Merger Agreement, as described in and filed with the Commission on October 6, 2006. Shareholders of Nano-Jet Corp. approved such Merger Agreement on September 26, 2006.

On October 13, 2006, Shareholders consented to Change the Company's name to Nano-Jet Corp.

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

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of November, 2006.

NANO-JET CORP.

/s/ Ken Martin

By: Ken Martin

Its: CEO