Form 10KSB/A
period 2005-12-31
Nano-Jet Corp.
filed 2007-01-22
CIK 1224006

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amended Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Date of Report: December 31, 2005

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

Common stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $0.00(1)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 16, 2006, the issuer had 1,004,526 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

Transitional Small Business Issuer Format Yes [ ] No [X]

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

The public may read and copy any materials filed with the SEC at the SEC's
Public Reference Room at 100 F Street, N.E., Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the
SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding LFG's that file electronically with the SEC at http://www.sec.gov.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended
December 31, 2005, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market for Stock.

The Company's common stock is currently traded on the Over-The-Counter Bulletin Board under symbol LFGT

Holders.

As of December 31, 2005, LFG had thirty-three (33) shareholders of record of its common stock.

Stock Option Grants

To date, LFG has not granted any stock options.

Registration Rights

LFG has not granted registration rights to the selling
shareholders or to any other persons.

Dividends.

As of December 31, 2005, LFG had not paid any dividends to its shareholder.
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

As of December 31, 2005, LFG had no cash on hand. Development stage net loss for the year ended December 31, 2005 was $42,176, compared to $81,663 for the year ended December 31, 2004. The loss for the year ended December 31, 2005 consisted primarily of legal and accounting expenses incident to the company's development stage activities.

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

Item 7. Financial Statements

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheet:

December 31, 2005

F-3

Statements of Operations:

For the periods ended December 31, 2005 and 2004

F-4

Statements of Stockholders' Deficit:

For the periods ended December 31, 2005 and 2004

F-5

Statements of Cash Flows:

For the periods ended December 31, 2005 and 2004

F-6

Notes to Financial Statements:

December 31, 2005 and 2004

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Of LFG International, Inc.

We have audited the accompanying balance sheet of LFG
International, Inc., formerly CanAm Autosales, Inc., (a Nevada corporation and a development stage enterprise) as of December 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the each of the two years in the period ended December 31, 2005, and for the period from inception, November 22, 2002, through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of
the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above
present fairly, in all material respects, the financial position of LFG
International, Inc. (a development stage enterprise) as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, and for the period from inception,
November 22, 2002, through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared
assuming that the Company will continue as a going concern. As discussed in Note
2 to the financial statements, the Company is not currently engaged in a business and has suffered losses from development stage activities to date approximating $140,000, has negative net worth of approximately $68,800, and has a deficiency in working capital approximating $69,000, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      BATEMAN & CO., INC., P.C.

Houston, Texas

May 12, 2006

F-2

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Balance Sheet

		December 31, 2005
ASSETS		
Current assets:		
Cash	$	-
Funds held in trust, Attorney		480
Total current assets		480
Total assets	$	480
LIABILITIES		
Current liabilities:		
Accounts payable and accrued expenses	$	34,803
Advances from shareholder		20,000
Advance from Lantz Financial, Inc.		14,500
Total current liabilities		69,303
Total liabilities		69,303
STOCKHOLDERS' DEFICIT		
Common stock, $.001 par value, 1,000,000,000 authorized, 67,133 shares issued and outstanding		67
Capital in excess of par value		72,000
Deficit accumulated during the development stage		(140,890)
Total stockholders' deficit		(68,823)
Total liabilities and stockholders' deficit	$	480

F-3

The accompanying notes are an integral part of these
statements.

	Cumulative, Inception, November 22, 2002 Through December 31, 2005	*Years Ended December 31, 2005*	*2004*
Revenues	$ -	$ -	$ -
General and administrative expenses:			
Amortization	2,609	-	2,174
Legal and professional fees	128,412	40,847	73,881
Other general and administrative	9,612	1,072	5,608
Total operating expenses	140,633	41,919	81,663
(Loss) from operations	(140,633)	(41,919)	(81,663)
Other income (expense):			
Interest (expense)	(257)	(257)	
(Loss) before taxes	(140,890)	(42,176)	(81,663)
Provision (credit) for taxes on income:	-	-	-
Net (loss)	$ (140,890)	$ (42,176)	$ (81,663)
Basic earnings (loss) per common share		$ (0.63)	$ (1.24)
Weighted average number of shares outstanding		67,133	65,899

F-4

The accompanying notes are an integral part of these
statements.

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

F-5

The accompanying notes are an integral part of these
statements.

	Cumulative, Inception, November 22, 2002 Through December 31, 2005	Years Ended December 31, 2005	2004
Cash flows from operating activities:			
Net (loss)	$ (140,890)	$ (42,176)	$ (81,663)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:			
Amortization	2,609	-	2,174
Change in current assets and liabilities:			
Funds held in trust, Attorney	(480)	(480)	
Accounts payable and accrued expenses	34,803	28,156	4,502
Net cash flows from operating activities	(103,958)	(14,500)	(74,987)
Cash flows from investing activities:			
Website development costs incurred	(2,609)	-	-
Net cash flows from investing activities	(2,609)	-	-
Cash flows from financing activities:			
Proceeds from sale of common stock	90,750	-	20,250
Less, Offering expenses	(18,683)	-	(18,683)
Change in prepaid expenses applicable to financing activities	-	-	18,484
Advances from shareholder	20,000	-	20,000
Advance from Lantz Financial, Inc.	14,500	14,500	-
Net cash flows from financing activities	106,567	14,500	40,051
Net cash flows	-	-	(34,936)
Cash and equivalents, beginning of period	-	-	34,936
Cash and equivalents, end of period	$ -	$ -	$ -
Supplemental cash flow disclosures:			
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

F-6

The accompanying notes are an integral part of these
statements.

LFG INTERNATIONAL, INC.

(Formerly CAN/AM AUTOSALES, INC.)

(A development stage enterprise)

Notes to Financial Statements

December 31, 2005 and 2004

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

Funds held in trust, Attorney - Our attorney holds
    funds for our account from time to time, and uses them to pay corporate expenses. We do not have a bank account. We consider such funds to be a current asset, but do not consider them to be cash equivalents.

Website development costs - We follow Emerging Issues
    Task Force Issue No. 00-2, Accounting for Website Development Costs,
    ("EITF Issue No. 00-2"), which provides that for specific website development costs, the accounting should be based generally on AICPA
    Statement of Position 98-1, Accounting for the Costs of Computer
    Software Developed or Obtained for Internal Use. Under SOP 98-1,
    development costs are capitalized and amortized to income over the estimated useful life of the website. We amortized our costs over a period ending in
    November, 2004, at which time our domain registration expired. Amortization expense recorded was $0 (2005) and $2,174 (2004).

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

Note 2 - Uncertainty, going concern:

At December 31, 2005, we were not currently engaged in a
business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have no operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

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

Note 4 - Related party transactions:

A company related to our controlling shareholder, Dieter
Behring, advanced funds to the Company during 2004 to finance operations. The advances are not evidenced by a promissory note, do not bear interest, and are due upon demand. Such advances totaled $20,000 at December 31, 2004 and 2005.

Included in accounts payable and accrued expenses is the
amount of $10,000 for accrued management fees payable to our president for services rendered in managing the company during 2005.

Note 5- Advance from Lantz Financial, Inc.:

On April 20, 2005 and November 28, 2005, we obtained loans of
$8,500 and $6,000 respectively from Lantz Financial, Inc., a Panamanian company.
Lantz is a non-affiliate of the Company (not associated with any officer, director, or 5% shareholder). The loans are not evidenced by a note, do not bear interest, and are unsecured. They are due on demand. The lender has indicated
that it may want to convert the debt into shares in the future, but there is no agreement to that effect, and no understanding as to any other terms.

Note 6 - Federal income tax:

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

2005

2004

Refundable Federal income tax attributable to:

Current operations

$(14,400)

$(27,800)

Less, Nondeductible expenses

3,400

-

Less, Change in valuation allowance

11,000

27,800

Net refundable amount

-

-

The cumulative tax effect at the expected rate of 34% of
significant items comprising our net deferred tax amount is as follows:

2005

2004

Deferred tax asset attributable to:

Net operating loss carryover

$44,500

$33,500

Less, Valuation allowance

(44,500)

(33,500)

Net deferred tax asset

-

-

At December 31, 2005, an unused net operating loss carryover approximating $130,800 is available to offset future taxable income; it expires beginning in 2022. Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

Note 7 - Cumulative sales of stock:

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

    Effect of 1 for 300
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

On August 12, 2004, our Directors authorized the issuance of 50,000,000 shares of preferred stock, to be issued from time to time by a majority of the members of the Board of Directors on such terms as are established by the Board, and may be issued in one or more series, each with separate terms and conditions as set by the Board, including, but not limited to, the authority to provide voting rights for each series. At December 31, 2005, no preferred shares had been issued.

Note 8- Subsequent events:

On December 22, 2005, our Board of Directors approved a 1 for 15 reverse split of our common shares. The effective date will be January 2, 2006 for shareholders of record January 2, 2006. No fractional shares will be issued; the number of shares for each shareholder will be rounded up to the nearest number of whole shares. After the reverse split, our shares outstanding will decrease from 1,004,526 to 67,133, after adjustment for rounding of fractional shares.
The effect of the reverse split has ~~not~~ been reflected in the accompanying financial statements.

Note 9- New accounting pronouncements:

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

  Number 153,
    Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29

  Number 154,
    Accounting for Changes and Error Corrections - a replacement of APB Opinion
    No. 20 and FASB Statement No. 3  and FASB Interpretations

  Number 45,
    Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
    Indirect Guarantees of Indebtedness of Others - and Interpretation of FASB
    Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34

  Number 46(R),
    Consolidation of Variable Interest Entities - an Interpretation of ARB No.
    51

  Number 47,
    Accounting for Conditional Asset Retirement Obligations

are not currently expected to have a material effect on our
financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosures.

None. Not applicable.

Item 8A. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 15(d)-15(e) under the Securities Exchange Act of
1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer (or persons performing similar functions). Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the year ended December 31, 2005, there were no significant changes to this system of internal controls over financial reporting or in other factors that could significantly affect those controls.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

LFG's executive officers and directors and their respective
ages as of December 31, 2005, are as follows:

Directors:

Name of Director

Age

     Lyle Durham

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

Employment Agreements

N/A

Significant Employees

LFG has no significant employees other than the officers and directors described above, whose time and efforts are being provided to LFG without compensation to date; however, $10,000 in accrued compensation was recorded at
December 31, 2005. Such amount will be paid if an when funds are available.

Item 10. Executive Compensation.

LFG's Executive officers do not currently receive any compensation from LFG for their service as corporate officers. LFG's directors have not and currently do not receive any compensation from LFG for their service as corporate directors.

Summary Compensation Table

Long-Term Compensation

Annual Compensation

Awards

Payouts

    Name
and principal position

Fiscal Year
Salary
Bonus
    Other
annual compensation

Restricted stock award(s)

Securities underlying options/ SARs
    LTIP
payouts
    All
other compensation

     LYLE Durham CEO

     2004
2005

     0
0

     0
0

     0
$10,000

     0
0

     0
0

     0
0

     0
0

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended December 31, 2005.
Except as noted above, There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2005.

Stock Option Grants

LFG did not grant any stock options to the executive officers during the most recent fiscal period ended December 31, 2005. LFG has also not granted any stock options to the executive officers since incorporation, November 4, 2002.

Employment Agreements

There are no employment agreements

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following is a table detailing the current shareholders of our stock who own 5% or more of the common stock, and shares owned by our Directors and
Officers:

Title of class

Name and address of beneficial owner
    Amount of
beneficial ownership
Percent of class

Common

Triantafyllos Groumoutis
82,500
8.2%

Common

George Giannopoulos
82,500
8.2%

Common

Nick Beratanos
82,500
8.2%

Common

John Mantas
82,500
8.2%

Common

Officers and Directors as a Group (2)
0
0%

The percent of class is based on 1,004,526 shares of
    common stock issued and outstanding as of March 31, 2006.

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

32
Section 1350
Included

Item 14. Principal Accountant Fees and Services

Audit Fees: $4,935

Audit-Related Fees: $5,786

Tax Fees: $ 0

All Other Fees: $ 0

The company's Board of Directors did not appoint an audit committee for the year ended December 31, 2005.

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