Form 10QSB/A
period 2006-03-31
Nano-Jet Corp.
filed 2007-01-22
CIK 1224006

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

Item 3. Controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 15(d)-15(e)) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the thre-month period ended March 31, 2006, there were no significant changes to this system of internal controls over financial reporting or in other factors that could significantly affect those controls.

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

Reports on Form 8-K

None.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19 day of January, 2007.

LFG INTERNATIONAL, INC.

/s/ Lyle Durham

By: Lyle Durham

Its: CEO