Form 10KSB
period 2006-12-31
Nano-Jet Corp.
filed 2007-04-17
CIK 1224006

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

Commission File No. 333-103986

NANO-JET, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0384073
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15321 Main Street, Suite 102

PO Box 5000, PMB 152

Duvall, WA 98019

(Address of principal executive offices)

Issuer's telephone number: (425) 788-9823

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $0.00(1)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 16, 2007, the issuer had 40,569,633 shares of common stock issued and outstanding.

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

PART I

Item 1. Description of Business

Business Development

Nano-Jet was originally incorporated on November 4, 2002, in the State of
Nevada as Can/Am Autosales, Inc. The Company changed its name on August 27, 2004 to LFG International, Inc. Upon completion of a merger with Nano-Jet
Corporation, a Washington corporation,, the Company changed its name to Nano-Jet
Corporation. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Business of Nano-Jet

Nano-Jet has licensed a proprietary technology and currently holds patents for this technology worldwide. The Company's product, if developed, is anticipated to allow owners and operators of both gasoline and diesel powered vehicles to potentially increase fuel efficiency while reducing fuel emissions into the environment.

Competition

Although there are many companies who claim to have developed fuel-efficient products and fuel additives, when tested most of these products have not been proven. Beijing Ytong Co. Ltd., in cooperation with the Chinese government, has invested over $10 million dollars in researching, testing and perfecting Nano-Jet's technology. Select companies have attempted to produce similar products, but to date, the Company knows of no other company that has developed a solution similar to that belonging to Nano-Jet.

Marketing and Sales Plan

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

Employees

Other than Nano-Jet's Directors and Executive Officer, who is currently donating his time to the development of the company, there are no employees of
Nano-Jet.

Reports to Security Holders

Nano-Jet will voluntarily make available an annual report including audited financials on Form 10-K or Form 10-KSB to security holders.

The public may read and copy any materials filed with the SEC at the SECs
Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the
SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding Nano-Jet that is filed electronically with the SEC at http://www.sec.gov.

Item 2. Description of Property.

Nano-Jet's principal place of business and corporate offices are located at the home of its President. We have no intention of finding another office during the development stage of Nano-Jet.
Nano-Jet will operate from the President's business
office at no cost to the Company.

Nano-Jet does not have any investments or interests in any real estate. Nano-Jet does not invest in real estate mortgages, nor does it invest in Securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended
December 31, 2006, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market for Stock.

The Company's common stock is currently traded on the Over-The-Counter Bulletin Board under symbol NNJT.
Following is a table showing the high and low ask price of the stock for each quarter in the past two years.

Quarter Ended

High

Low

December 31, 2006

         $5.00

           $1.01

September 30, 2006

         $15.00

           $1.01

June 30, 2006

         $1.00

           $0.15

March 31, 2006

         $1.00

           $0.10

December 31, 2005

         $1.76

           $0.50

September 30, 2005

         $0.51

           $0.30

June 30, 2005

         $0.02

           $0.02

March 31, 2005

         $0.02

           $0.01

December 31, 2004

         $4.00

           $0.01

Holders.

As of December 31, 2006, Nano-Jet had approximately fifty-six (56)
shareholders of record of its common stock.

Stock Option Grants

To date, Nano-Jet has not granted any stock options.

Registration Rights

Nano-Jet has not granted registration rights to the selling
shareholders or to any other persons.

Dividends.

As of December 31, 2006, Nano-Jet had not paid any dividends to its shareholder. There are no restrictions which would limit the ability of Nano-Jet to pay dividends on common equity or that are likely to do so in the future.

Recent Sales of Unregistered Securities

None.

Item 6. Management's Plan of Operation.

Nano-Jet (formerly Can/Am Autosales, Inc. and LFG International, Inc.) ("Nano-Jet"),
is a development stage company with no operations, no revenue, no financial backing and limited assets. The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.

The following plan of operation should be read in conjunction with the
December 31, 2006, audited financial statements and the related notes elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this report. See "Risk
Factors."

As of December 31, 2006, Nano-Jet had no cash on hand. Development stage net loss for the year ended December 31, 2006 was $70,350 compared to $42,175 for the year ended December 31, 2005. The loss for the year ended December 31, 2006 consisted primarily of legal and accounting expenses incident to the company's development stage activities.

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

Marketing Strategies

a. Nano-Jet's primary market is the American trucking companies and automobile manufacturers and international trucking and automobile makers. Nano-Jet expects that the success of its products will depend, in part, upon the Company increasing the speed and effectiveness with which it educates the consumer in order to capture more market share. The Company plans to do this by attempting to implement one or more of the following strategies:

*    Producing commercials that demonstrate the superior performance and fuel efficiency of Nano-Jet products;

*    Enlisting a well-known high performance automobile driver, who can be the marketing face of the company to both the recreational and commercial automotive user;

*    Implementing a concurrent advertising campaign using both web and print versions of major publishers like Motor Trend, Road and Track and national newspapers and trucking magazines.

*    Seek to get product evaluators at automobile, truck and motorcycle magazines to evaluate and write articles about Nano-Jet and its multiple lines of products.

*    Intentionally form relationships with reporters interested in automobile fuel efficiency with the goal of increasing the media examination of the issues associated with traditional fossil fuel consumption;

*    Increasing the direct response to Nano-Jet's website by strategic search engine registrations, increased links, and an email marketing campaign;

*    Adding video content to Nano-Jet's commercial website so visitors experience a educational video presentation on the fuel efficiency and performance benefits of Nano-Jet products as well as testimonials from consumers;

*    Training a sales staff whose mission will be to educate trucking companies, automobile parts distributors and motorcycle manufacturers of the benefits of Nano-Jet for its customers;

*    Create strategic alliances with major automotive manufacturing companies like Kenworth, Peterbuilt, Volvo, Mercedes, General Motors,
      Ford, Toyota, Nissan, and Chrysler.

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

*    Lower financial risk due to shared costs;

*    Lower business risk because of the prior success;

*    Immediate brand recognition and acceptance;

*    Facilitates acceptance of Nano-Jet's new technology;

*    Access to new distribution channels;

*    Ease of entry into international markets of the OEM's;

*    Platform for ease of entry of future Nano-Jet products;

*    Ability to focus on R&D of future products;

*    Provides greater protection of intellectual property;

*    Quickens the pace toward becoming a market standard.

*    An effective OEM licensing relationship will result in higher marketplace visibility for Nano-Jet, reduce the Company's costs of marketing, and speed up marketing for world consumption.

3. Website

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

4. Projected Revenues/Projections

Over the next twelve (12) months, Nano-Jet has forecast potential sales of its large unit, priced at $500 per unit, of 17,620 units, for potential gross sales of $8,810,000. It has forecast sales of its smaller unit, at $215 per unit, of 11,593, for gross proceeds of $2,492,495. This forecast is based on discussions with potential purchasers and distributors.

In addition, Nano-Jet has formed Nano Jet Racing Team, a division of Nano-Jet, and will be distributing units that can be installed on motor cycle units through this division, as well as various motorcycle dealerships. The projected sales forecast incorporates a portion of this potential market.

Nano-Jet will be required to raise funds through equity and/or debt financing in order to purchase the units for resale. The Company does not expect to encounter any delays with the production of the units after the orders are placed. Nano-Jet believes it will need to secure between $500,000 and $1,000,000 in financing to pre-pay for its order of large and small units.

Although purchasers and potential distributors have indicated to management of NanoJet that they will purchase the units when received by the Company, it is possible that those orders may not materialize, or may not all materialize, and the sales forecast may not be met.

Item 7. Financial Statements

NANO-JET, CORP

(Formerly LFG INTERNATIONAL, INC.)

(A development stage enterprise)

Report of Independent Registered Public Accounting Firm                                                                                 F-2

Balance Sheet:

    December 31, 2006                                                                                                                                              F-3

Statements of Operations:

    For the periods ended December 31, 2006 and 2005                                                                                            F-4

Statements of Stockholders' Deficit:

    For the periods ended December 31, 2006 and 2005                                                                                            F-5

Statements of Cash Flows:

    For the periods ended December 31, 2006 and 2005                                                                                            F-6

Notes to Financial Statements:

    December 31, 2006 and 2005                                                                                                                              F-7

F-1

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA 98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nano-Jet, Corp (formerly LFG International, Inc.)

I have audited the accompanying balance sheets of Nano-Jet,
Corp (formerly LFG International, Inc.) (A Development Stage Company) as of
December 31, 2006, and the related statements of operations, stockholders'
equity and cash flows for the year then ended, and the period November 4,
2002(inception) to December 31, 2006. The statements for the year ended December
31, 2005 were audited by other accountants and are included for comparison purposes only. These financial statements are the responsibility of the
Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the
Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above
present fairly, in all material respects, the financial position of Nano-Jet,
Corp (formerly LFG International, Inc.) , (A Development Stage Company) as of
December 31, 2006 and the results of its operations and cash flows for the year ended December 31, 2006 and November 4, 2002(inception), to December 31, 2006 in conformity with generally accepted accounting principles in the United States of
America.

The accompanying financial statements have been prepared
assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seattle, Washington

April 16, 2007

F-2

NANO-JET, CORP

(FormerlyLFG INTERNATIONAL, INC.)

(A development stage enterprise)

Balance Sheet

	December 31, 2006
ASSETS	
Current assets:	
Cash	$ 140,127
Funds held in trust, Attorney	1,412
Accounts receivable	-
Inventory	9,870
Total current assets	151,409
Other Assets	
Goodwill	214,702
Total assets	$ 366,111
LIABILITIES	
Current liabilities:	
Accounts payable and accrued expenses	$ 27,320
Advances from shareholder	138,462
Advance from Lantz Financial, Inc.	49,500
Total current liabilities	$ 215,282
Long-term liabilities:	
Convertible Notes Payable	$ 249,500
Total long-term liabilities	$ 249,500
Total liabilities	464,782
STOCKHOLDERS' DEFICIT	
Common stock, $.001 par value, 1,000,000,000 authorized, 40,569,633 shares issued and outstanding	40,569
Capital in excess of par value	72,000
Deficit accumulated during the development stage	(211,240)
Total stockholders' deficit	(98,671)
Total liabilities and stockholders' deficit	$ 366,111

F-3

NANO-JET, CORP
(FormerlyLFG INTERNATIONAL, INC.)
(A development stage enterprise)
Statements of Operations
(Unaudited)

	Cumulative, Inception, November 22, 2002 Through December31 2006	Year Ended December31, 2006	2005
Sales	$ -		$ -
Cost of Sales			
General and administrative expenses:			
Salaries			
Amortization	2,609	-	-
Legal and professional fees	189,938	61,526	40,847
Other general and administrative	18,376	8,764	1,072
Total operating expenses	210,923	70,290	41,919
(Loss) from operations	(210,923)	(70,290)	(41,919)
Other income (expense):			
Interest (expense)	(317)	(60)	(257)
(Loss) before taxes	(211,240)	(70,350)	(42,176)
Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (211,240)	$ (70,350)	$ (42,176)
Basic earnings (loss) per common share		$ (0.0068)	$ (0.6282)
Weighted average number of shares outstanding		10,404,053	67,133

F-4

NANO-JET, CORP

(FormerlyLFG INTERNATIONAL, INC.)

(A development stage enterprise)

Statements of Stockholders' Deficit

(Unaudited)

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
Inception, November 22, 2002 through December 31, 2005 (Audited):					
Inception, November 22, 2002	-	$ -	$ -	$ -	$ -
Shares issued for cash	300,000	300	2,700		3,000
Development stage net (loss)				(1,782)	(1,782)
Balances, December 31, 2002	300,000	$ 300	$ 2,700	$ (1,782)	$ 1,218
Shares issued for cash	3,150,000	3,150	64,350		67,500
Development stage net (loss)				(15,269)	(15,269)
Balances, December 31, 2003	3,450,000	$ 3,450	$ 67,050	$ (17,051)	$ 53,449
Shares issued for cash	202,500	203	20,047		20,250
Less, Expenses in connection with stock offering			(18,683)		(18,683)
Effect of 5 for 1 forward split	14,610,000	14,610	(14,610)		-
Effect of 16.5 for 1 forward split	282,068,750	283,068	(283,068)		-
Transfer of deficit in Capital in excess of par value to Accumulated deficit			229,264	(229,264)	-
Development stage net (loss)				(81,663)	(81,663)
Balances, December 31, 2004	300,331,250	$ 301,331	$ -	$ (327,978)	$ (26,647)
Effect of 1 for 300 reverse split, including restoration of charge transferred from capital in excess of par value in connection with prior forward split	(299,326,724)	(300,326)	71,062	229,264	-
Development stage net (loss)				(42,176)	(42,176)
Effect of 1 for 15 reverse split on January 3, 2006	(937,393)	(938)	938		-
Balances, December 31, 2005	67,133	$ 67	$ 72,000	$ (140,890)	$ (68,823)
Year ended December 31, 2006:					
Shares issued in merger	40,502,500	40,502			40,502
Development stage net (loss)				(70,350)	(70,350)
Balances, December 31, 2006	40,569,633	$ 40,569	$ 72,000	$ (211,240)	$ (98,671)

F-5

NANO-JET, CORP
(FormerlyLFG INTERNATIONAL, INC.)
(A development stage enterprise)
Statements of Cash Flows
(Unaudited)

	Cumulative, Inception, November 22, 2002 Through December 31 2006	Year Ended December 31, 2006	2005
Cash flows from operating activities:			
Net (loss)	$ (211,240)	$ (70,350)	$ (42,176)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:			
Common stock issued for services			
Amortization	2,609	-	-
Change in current assets and liabilities:			
Funds held in trust, Attorney	(1,412)	(932)	(480)
Accounts payable and accrued expenses	35,765	10,962	28,156
Net cash flows from operating activities	(174,278)	(60,320)	(14,500)
Cash flows from investing activities:			
Proceeds from Merger	447	447	
Website development costs incurred	(2,609)	-	-
Net cash flows from investing activities	(2,162)	447	-
Cash flows from financing activities:			
Proceeds from sale of common stock	90,750	-	-
Less, Offering expenses	(18,683)	-	-
Advances from shareholder	20,000		
Convertible Note Payable	200,000	200,000	
Advance from Lantz Financial, Inc.	24,500	-	14,500
Net cash flows from financing activities	316,567	200,000	14,500
Net cash flows	140,127	140,127	-
Cash and equivalents, beginning of period	-	-	-
Cash and equivalents, end of period	$ 140,127	$ 140,127	$ -
Supplemental cash flow disclosures:			
Cash paid for interest	$ (317)	$ (60)	$ (257)
Cash paid for income taxes	-	-	-

F-6

NANO-JET, CORP

(Formerly LFG INTERNATIONAL, INC.)

(A development stage enterprise)

Notes to Financial Statements

December 31, 2006 and 2005

Note 1 - Organization and summary of significant accounting
policies:

Following is a summary of the Company's organization and
significant accounting policies:

Organization and nature of business - Nano-Jet Corp,
    formerly LFG International, Inc ("We," or "the Company") is a Nevada
    corporation incorporated on November 4, 2002. Effective August 27, 2004, we
    changed our name to LFG International, Inc. We were based in Vancouver,
    British Columbia, Canada, but in 2004 moved our base to Bellevue,
    Washington. On September 30, 2006 the Company acquired Nano-Jet Corp in a purchase transaction.

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

Subsequent to the acquisition of Nano-Jet the company has secured additional financing and has begun operations in the field of importing devices to be used in automobile and truck engines.

Basis of presentation - Our accounting and reporting
    policies conform to U.S. generally accepted accounting principles applicable to development stage enterprises. Changes in classification of 2003 amounts have been made to conform to current presentations.

Use of estimates -The preparation of financial
    statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents -For purposes of the
    statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

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

Included in accounts payable and accrued expenses is the
amount of $17,000 for accrued management fees payable to our president for services rendered in managing the company during 2005and 2006. In addition amounts have been loaned to the Company by Kenneth Martin in the amount of
$115,411. These amounts are not secured by any written documents.

Note 4- Advance from Lantz Financial, Inc.:

On March 6, 2006, April 20, 2005 and November 28, 2005, we
obtained loans of $10,000, $8,500 and $6,000 respectively from Lantz Financial,
Inc., a Panamanian company. Lantz is a non-affiliate of the Company (not associated with any officer, director, or 5% shareholder). The loans are not evidenced by a note, do not bear interest, and are unsecured. They are due on demand. The lender has indicated that it may want to convert the debt into shares in the future, but there is no agreement to that effect, and no understanding as to any other terms.

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

The provision for refundable Federal income tax consists of the following:

                                        2006

                                        2005

    Refundable Federal income tax attributable to:

    Current operations

    $(23,919)

    $(14,400)

   Less, Nondeductible expenses

    -0-

    3,400

   -Less, Change in valuation allowance

    23,919

    11,000

    Net refundable amount

    -

-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                        2006

                                        2005

   Deferred tax asset attributable to:

   Net operating loss carryover

    $71,700

    $44,500

   Less, Valuation allowance

    (71,700)

(44500)

    Net deferred tax asset

    -

-

At December 31, 2006, an unused net operating loss carryover approximating
$210,923 is available to offset future taxable income; it expires beginning in
2022. Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

Note 6 - Cumulative sales of stock:

Since its inception, we have issued shares of common stock as follows:

Date
    Description

     Price Per
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

Note 7 - Subsequent events:

On December 22, 2005, our Board of Directors approved a 1 for
15 reverse split of our common shares. The effective date will be January 2,
2006 for shareholders of record January 2, 2006. No fractional shares will be issued; the number of shares for each shareholder will be rounded up to the nearest number of whole shares. After the reverse split, our shares outstanding will decrease from 1,004,526 to 67,133, after adjustment for rounding of fractional shares. The effect of the reverse split has been retroactively reflected in the accompanying financial statements.

Note 8- Merger with Nano-Jet Corp, Inc.:

Effective September 30, 2006 the Company issued 40,502,500 shares of its common stock as part of the merger with Nano-Jet Corporation (Nano-Jet). The merger is being accounted for as a purchase as required by FASB 141. At the time of the merger the assets and liabilities of Nano-Jet consisted of the following:

    Cash

$ 447

    Accounts receivable

3,500

Inventory

9,870

    Goodwill

      172,652

Total

      $186,469

    Liabilities

$145,967

    Value of 40,502,500 shares of stock

40,502

Total

      $186,469

Note 9 - New accounting pronouncements:

The following recent accounting pronouncements:

* FASB Statements

    * Number 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment
of FASB Statement No. 13, and Technical Corrections

    * Number 146, Accounting for Costs Associated with Exit or Disposal
Activities,

    * Number 147, Acquisitions of Certain Financial Institutions - an
amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,

    * Number 148, Accounting for Stock-Based Compensation - Transition and
Disclosure - an amendment of FASB Statement No. 123,

    * Number 149, Amendment of Statement 133 on Derivative Investments and
Hedging Activities,

    * Number 150, Financial Instruments with Characteristics of Both
Liabilities and Equity,

    * Number 151, Inventory Costs - an amendment of ARB 43, Chapter 4

    * Number 152, Accounting for Real Estate Time-Sharing Transactions - an
amendment of FASB Statements No. 66 and 67

    * Number 153, Exchanges of Nonmonetary Assets - an amendment of APB
Opinion No. 29

    * Number 154, Accounting for Changes and Error Corrections - a
replacement of APB Opinion No. 20 and FASB Statement No. 3

* and FASB Interpretations

    * Number 45, Guarantor's Accounting and Disclosure Requirements for
Guarantees, Including Indirect Guarantees of Indebtedness of Others - and
Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB
Interpretation No. 34

    * Number 46(R), Consolidation of Variable Interest Entities - an
Interpretation of ARB No. 51

    * Number 47, Accounting for Conditional Asset Retirement Obligations

are not currently expected to have a material effect on our financial
Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

On November 9, 2006, the Company's independent accountants, Bateman &
Company, were dismissed from their position as accountants for the Company. The accountant's report for the previous two years, and the interim periods from
January 1, 2006 through November 9, 2006, did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles, except that the auditor's report was modified for an uncertainty regarding the ability of the Company to continue as a going concern.
During the previous two years, and through November 9, 2006, there were no disagreements with the former independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Board of Directors approved a change in accountants on
November 9, 2006. The Company has provided a copy of the disclosures made in this Amended Form 8-K to the former accountant no later than the day of filing with the SEC, and has requested that the accountant furnish a letter addressed to the Commission stating whether it agrees with the statements made herein, and if not, stating the respects in which it does not agree. Said letter will be attached as an exhibit to this filing upon receipt, or an amendment thereof.

On November 9, the Company retained the services of Thomas J. Harris, CPA, as independent accountants for the Company. The Company did not consult with the new accountants prior to this date regarding the application of accounting principles or the type of audit that might be rendered on its financial statements.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the year ended December 31, 2006, there were no significant changes to this system of internal controls over financial reporting or in other factors that could significantly affect those controls.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and
Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Set forth below is the name and age of each individual who was a director or executive officer of Nano-Jet as of December 31, 2006, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Directors:

Name of Director

Age

Ken Martin

Xiao Lin

Harry Harts

Executive Officers:

Name of Officer

Age

Office

Ken Martin

Chief Executive Officer

All directors serve for a period of one year, or until a
successor is duly elected at the next annual shareholders meeting.

Ken Martin is the Director and Chief Executive Officer of Nano-Jet
Corporation, a Nevada Corporation. Mr. Martin, founder of International Telcom
Solutions, Inc. (ITS) has an extensive international background in the telephony industry spanning fifteen years. Through a vast global network Mr. Martin negotiates government level contracts for VOIP (Voice over the Internet
Protocol). To date he has initialized contracts for Russia, Germany, Poland,
Ukraine, Italy and Malta. Current negotiations underway include Thailand, Viet
Nam, Lebanon, Turkey, Jordan, France, Cyprus, China, and former Russian States.
He is also the owner of a telecommunications company and the founder of an
International telecommunications company since 1992. He has negotiated multi-million dollar contracts with governments and major companies.

Xiao Lin is the Managing Director Nano-Jet Corp. He is also the Managing
Director and shareholder of KangHe Handels GmbH, Hanseatic ProMotion GmbH,
Managing Director of Firma Pan American Handels GmbH, also executive director
Europe International Holdings Group Ltd; Hong Kong. Mr. Lin has negotiated major manufacturing contracts throughout Europe and Asia with such companies as
Mercedes Benz, Airbus, Repower, and China Shipbuilding and is well connected to numerous manufacturers of automobiles, trucks, and motorcycles throughout Europe and Asia.

Harry Hartz is the Managing Director Nano-Jet Corporation in Germany. Mr.
Hartz has traveled extensively in Eastern European block countries and lived in
Asia. He has many high-ranking contacts throughout the world and in particular
China, Poland, Baltic States and Germany. Mr. Hartz was formerly employed as an inspector and manager of ORO Frucht -Import GmbH. Mr. Hartz will lead the
Company's sales effort in the European market through a network of established representatives.

None of Nano-Jet's Directors or executive officers have been involved, during the past five years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

Employment Agreements

N/A

Significant Employees

Nano-Jet has no significant employees other than the officers and directors described above.

Code of Ethics

The Company has not adopted a Code of Ethics as of the year ended December
31, 2006.

Corporate Governance

There have been no changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors. The Company does not currently have an audit committee.

Item 10. Executive Compensation.

The Company's directors have not and currently do not receive any compensation from the Company for their service as corporate directors.

Summary Compensation Table

Long-Term Compensation

Annual Compensation

Awards

Payouts

    Name
and principal position

Fiscal Year
Salary
Bonus
    Other
annual compensation

Restricted stock award(s)

Securities underlying options/ SARs
    LTIP
payouts
    All
other compensation

     Lyle Durham
     CEO

     2004
     2005
2006

     0
     0
0

     0
     0
0

     0
     $10,000
$65,000

     0
     0
150,000*

     0
     0
0

     0
     0
0

     0
     0
     0

Ken Martin, CEO

2006

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended December 31, 2006.
Except as noted above, there has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2006.

On September 8, 2006, the Board of Directors approved the issuance of 150,000 shares of restricted stock, at a price of $.50 per share, to L&D Enterprises, a company controlled by Lyle Durham, the former CEO, as compensation for past and future services to the Company.

Stock Option Grants

The Company did not grant any stock options to the executive officers during the most recent fiscal period ended December 31, 2006. The Company has also not granted any stock options to the executive officers since incorporation,
November 4, 2002.

Director Compensation

The Directors of the Company do not receive compensation at this time, but are paid consulting fees for specific services as incurred.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of the date of this filing. Under relevant provisions of the
Securities and Exchange Act of 1934 (the "Exchange Act"), a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock of 40,569,633 as of the date of this filing.

The table is based upon information provided by our directors and executive officers.

Amount and Nature of Beneficial Ownership as of the date of this filing.

    Name of Beneficial
Owner of Common Shares
    Address of
Beneficial Owner of common Shares
    Number of Common
Shares Owned
    Percentage of
Issued and Outstanding Common Shares

    Ken Martin, CEO,
Director
    13221 Redmond Way,
Redmond, WA 98052

10,200,000

25.14%

    Harald Hartz,
Director
    22299 Hamburg,
Sierichstrasse 129a, Telefon 004049345611, Germany

2,500,000

18.12%

Lin Xiao, Director
    Sachsen Weg 37-C
22455 Hamburg

2,500,000

18.12%

    Port Mercantile
Capital, Inc.
    401 Field Road,
London SW 10 9AA

2,000,000

14.5%

Arthur Brian Bage
    54a church Square,
Guisborough, Cleveland, TS14 6BX UK

1,750,000

12.69%

Lucy Walsh
    2 Smith's Dock Park
Road, Normandy, Middlesbrough

1,500,000

10.87%

Marion Walsh
    9 Belmont, South
Bank, Middlebrough, TS6 0AY

1,500,000

10.87%

Bari Chohan
    South Lodge Acklam
Road Middlesbrough TS5 7HD UK

1,750,000

12.59%

Khurram Bri Chohan
    43 Malvem Drive,
Brookfield, Middlesbrough TS5 8JD UK

1,950,000

14.14%

    Mussarat Hanif
Chohan
    43 Malvern Drive,
Brookfield, Middlesbrough TS5 8JD UK

1,250,000

9.06%

Paul Walsh
    79 Fairhaven House,
The Spinnakers, Rinversdale Road, Liverpool L19 3RY

1,750,000

12.32%

Christopher Walsh
    9 Belmont Ave.,
South Bank, Middlebrough, TS6 0AY

1,500,000

10.87%

Nicola Hayes
    7 Corbar Road,
Christchurch, Bournemouth Dorset

1,600,000

11.60%

John Darmarin
    41 Triq Giovanni
mamo, Birkkara, BKR 14, Malta

1,600,000

11.60%

Gerard Walsh
    2 Smith's Dock park
Road, Normandy, Middlesbrough

1,500,000

10.87%

    Robert Terence
Harron
    1 West Blaneme
Cottages, Duns, Berwickshire, TD11 3BQ

1,800,000

13.05%

    Officers and
Directors as a Group (3)

15,200,000

37.47%

Item 12. Certain Relationships and Related Transactions, and Director
Independence.

No persons who may, in the future, be considered a promoter will receive or expect to receive assets, services or other consideration from us. No assets will be or are expected to be acquired from any promoter on behalf of our company. We have not entered into any agreements that require disclosure to our shareholders.

None of the Directors of the Company are independent.

Item 13. Exhibits

Exhibit No.
Document
Location

3.1
    Articles of
Incorporation
Previously Filed

3.2
Bylaws
Previously filed

31
    Rule
31a-14(a)/15d-14(a) Certification
Included

32
Section 1350
Included

Item 14. Principal Accountant Fees and Services

                                                                    2005                 2006

Audit Fees:                            $ 4,935              $

Audit-Related Fees:                $ 5,786              $

Tax Fees:                              $ 0                    $ 0

All Other Fees:                      $ 0                    $ 0

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO-JET, INC.

/s/ Ken Martin

Ken Martin

President, Chief Executive Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            /s/ Ken Martin

Ken Martin

Chief Executive Officer,

Chief Accounting Officer,

Director