Form 10QSB
period 2007-03-31
Nano-Jet Corp.
filed 2007-05-21
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of March 31, 2007, the issuer had 40,569,633 issued and outstanding of its common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement

NANO-JET, CORP

(FormerlyLFG INTERNATIONAL, INC.)

(A development stage enterprise)

Balance Sheet

UNAUDITED

		March 31, 2007
ASSETS		
Current assets:		
Cash	$	25,081
Funds held in trust, Attorney		1,412
Accounts receivable		-
Inventory		101,508
Total current assets		128,001
Fixed Assets		
Computer Equipment		1,549
Total		1,549
Other Assets		
Goodwill		172,652
Total assets	$	302,202
LIABILITIES		
Current liabilities:		
Accounts payable and accrued expenses	$	19,506
Advances from shareholder		106,711
Advance from Lantz Financial, Inc.		49,500
Total current liabilities	$	175,717
Long-term liabilities:		
Convertible Notes Payable	$	300,000
Total long-term liabilities	$	300,000
Total liabilities		475,717
STOCKHOLDERS' DEFICIT		
Common stock, $.001 par value, 1,000,000,000 authorized, 40,569,633 shares issued and outstanding		40,569
Capital in excess of par value		72,000
Deficit accumulated during the development stage		(286,084)
Total stockholders' deficit		(173,515)
Total liabilities and stockholders' deficit	$	302,202

F-2

NANO-JET, CORP
(FormerlyLFG INTERNATIONAL, INC.)
(A development stage enterprise)
Statements of Operations
UNAUDITED

	Cumulative, Inception, November 22, 2002 Through March31 2006	Three Months Ended March 31, 2006	2006
Sales	$ 5,300	$ 5,300	$ -
Cost of Sales	$ 2,500	$ 2,500	
Gross Profit	$ 2,800	$ 2,800	$ -
General and administrative expenses:			
Salaries			
Amortization	2,609	-	-
Legal and professional fees	233,262	43,324	61,526
Other general and administrative	52,696	34,320	8,764
Total operating expenses	288,567	77,644	70,290
(Loss) from operations	(285,767)	(74,844)	(70,290)
Other income (expense):			
Interest (expense)	(317)	-	(60)
(Loss) before taxes	(286,084)	(74,844)	(70,350)
Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (286,084)	$ (74,844)	$ (70,350)
Basic earnings (loss) per common share		$ (0.0072)	$ (0.0068)
Weighted average number of shares outstanding		10,404,053	10,404,053

F-3

NANO-JET, CORP
(FormerlyLFG INTERNATIONAL, INC.)
(A development stage enterprise)
Statements of Stockholders' Deficit
UNAUDITED

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
Inception, November 22, 2002 through December 31, 2005 (Audited):					
Inception, November 22, 2002	-	$ -	$ -	$ -	$ -
Shares issued for cash	300,000	300	2,700		3,000
Development stage net (loss)				(1,782)	(1,782)
Balances, December 31, 2002	300,000	$ 300	$ 2,700	$ (1,782)	$ 1,218
Shares issued for cash	3,150,000	3,150	64,350		67,500
Development stage net (loss)				(15,269)	(15,269)
Balances, December 31, 2003	3,450,000	$ 3,450	$ 67,050	$ (17,051)	$ 53,449
Shares issued for cash	202,500	203	20,047		20,250
Less, Expenses in connection with stock offering			(18,683)		(18,683)
Effect of 5 for 1 forward split	14,610,000	14,610	(14,610)		-
Effect of 16.5 for 1 forward split	282,068,750	283,068	(283,068)		-
Transfer of deficit in Capital in excess of par value to Accumulated deficit			229,264	(229,264)	-
Development stage net (loss)				(81,663)	(81,663)
Balances, December 31, 2004	300,331,250	$ 301,331	$ -	$ (327,978)	$ (26,647)
Effect of 1 for 300 reverse split, including restoration of charge transferred from capital in excess of par value in connection with prior forward split	(299,326,724)	(300,326)	71,062	229,264	-
Development stage net (loss)				(42,176)	(42,176)
Effect of 1 for 15 reverse split on January 3, 2006	(937,393)	(938)	938		-
Balances, December 31, 2005	67,133	$ 67	$ 72,000	$ (140,890)	$ (68,823)
Year ended December 31, 2006:					
Shares issued in merger	40,502,500	40,502			40,502
Development stage net (loss)				(70,350)	(70,350)
Balances, December 31, 2006	40,569,633	$ 40,569	$ 72,000	$ (211,240)	$ (98,671)
Three months Ended March 31, 2007					
Development stage net (loss)				(74,844)	(74,844)
	40,569,633	$ 40,569	$ 72,000	$ (286,084)	$(243,865)

F-5

NANO-JET, CORP
(Formerly LFG INTERNATIONAL, INC.)
(A development stage enterprise)
Statements of Cash Flows
UNAUDITED

	Cumulative, Inception, November 22, 2002 Through March 31	Three Months Ended March 31,	
	2007	2007	2006
Cash flows from operating activities:			
Net (loss)	$ (286,084)	$ (74,844)	$ (70,350)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:			
Common stock issued for services			
Amortization	2,609	-	-
Change in current assets and liabilities:			
Inventory	(91,638)	(91,638)	
Funds held in trust, Attorney	(1,412)	-	(480)
Accounts payable and accrued expenses	27,951	(7,814)	28,156
Net cash flows from operating activities	(348,574)	(174,296)	(42,674)
Cash flows from investing activities:			
Proceeds from Merger	447	-	
Purchase of Equipment	(1,549)	(1,549)	
Website development costs incurred	(2,609)	-	-
Net cash flows from investing activities	(3,711)	(1,549)	-
Cash flows from financing activities:			
Proceeds from sale of common stock	90,750	-	-
Less, Offering expenses	(18,683)	-	-
Advances from shareholder	(19,201)	(39,201)	
Convertible Note Payable	300,000	100,000	
Advance from Lantz Financial, Inc.	24,500	-	14,500
Net cash flows from financing activities	377,366	60,799	14,500
Net cash flows	25,081	(115,046)	(28,174)
Cash and equivalents, beginning of period	-	140,127	-
Cash and equivalents, end of period	$ 25,081	$ 25,081	$ (28,174)
Supplemental cash flow disclosures:			
Cash paid for interest	$ (317)	$ -	$ (257)
Cash paid for income taxes	-	-	-

F-6

NANO-JET CORP.

Formerly LFG INTERNATIONAL, INC.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2007

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company's organization and significant accounting policies:

Organization and nature of business -Nano-Jet Corp, formerly LFG International, Inc ("We," or "the Company") is a Nevada corporation incorporated on November 4, 2002. Effective August 27, 2004, we changed our name to LFG International, Inc. We were based in Vancouver, British Columbia, Canada, but in 2004 moved our base to Bellevue, Washington. On September 30, 2006 the Company acquired Nano-Jet Corp in a purchase transaction.

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

Note 6 - Cumulative sales of stock:

Since its inception, we have issued shares of common stock as follows:

Date	Description	Shares	Price Per Share	Amount
11/22/02	Shares issued for cash	300,000	$0.01	$3,000
01/13/03	Shares issued for cash	300,000	0.01	3,000
01/14/03	Shares issued for cash	275,000	0.01	2,750
01/18/03	Shares issued for cash	150,000	0.01	1,500
01/20/03	Shares issued for cash	300,000	0.01	3,000
01/25/03	Shares issued for cash	100,000	0.01	1,000
02/04/03	Shares issued for cash	50,000	0.01	500
02/17/03	Shares issued for cash	275,000	0.01	2,750
02/24/03	Shares issued for cash	100,000	0.01	1,000
02/25/03	Shares issued for cash	200,000	0.01	2,000
02/26/03	Shares issued for cash	250,000	0.01	2,500
02/27/03	Shares issued for cash	50,000	0.01	500
03/01/03	Shares issued for cash	100,000	0.01	1,000
03/03/03	Shares issued for cash	100,000	0.01	1,000
03/11/03	Shares issued for cash	900,000	0.05	45,000
03/25/04	Shares issued for cash	15,000	0.10	1,500
03/29/04	Shares issued for cash	25,000	0.10	2,500
03/30/04	Shares issued for cash	10,000	0.10	1,000

03/31/04	Shares issued for cash	45,000	0.10	4,500
04/01/04	Shares issued for cash	10,000	0.10	1,000
04/06/04	Shares issued for cash	15,000	0.10	1,500
04/21/04	Shares issued for cash	10,000	0.10	1,000
04/23/04	Shares issued for cash	10,000	0.10	1,000
05/04/04	Shares issued for cash	10,000	0.10	1,000
05/05/04	Shares issued for cash	10,000	0.10	1,000
05/10/04	Shares issued for cash	7,500	0.10	750
05/10/04	Shares issued for cash	10,000	0.10	1,000
05/11/04	Shares issued for cash	25,000	0.10	2,500
	Cumulative total	3,652,500		$90,750.00
	Effect of 5 for 1 split	14,610,000
	Effect of 16.5 for 1 split	283,068,750
	Effect of 1 for 300 reverse split	(300,326,724)
	Cumulative total after all splits	1,004,526

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

Note 7 - Convertible Notes Payable:

On December 12, 2006 the Company issued a convertible notes payable in the amount of $300,000. $200,000 of the loan was advanced in December, 2006 and balance was remitted in 2007. The note is due one year from the date of issue and bears interest at the rate of 5% per annum compounded annually. The terms of the note allow the holder to convert the note into shares of the company's stock at the rate of one share per $1 of debt including unpaid interest.

Note 8- Merger with Nano-Jet Corp, Inc.:

Effective September 30, 2006 the Company issued 40,502,500 shares of its common stock as part of the merger with Nano-Jet Corporation (Nano-Jet). The merger is being accounted for as a purchase as required by FASB 141. At the time of the merger the assets and liabilities of Nano-Jet consisted of the following:

Cash	$ 447
Inventory	9,870
Goodwill	172,652
Total	$ 182,969
Liabilities	$ 142,467
Value of 40,502,500 shares of stock	40,502
Total	$ 182,969

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

*Create strategic alliances with manufacturing companies like Kenworth, Peterbuilt, Volvo, Mercedes, General Motors, Ford, Toyota, Nissan, and Chrysler.

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

Financial Discussion

As of March 31, 2007, Nano-Jet had $25,081 cash. Development stage net loss for the three months ended March 31, 2007 was $74,833, compared to $70,290 for the three-month period ended March 31, 2006. The loss for the quarter ended March 31, 2007 consisted primarily of legal and accounting expenses incident to the company's development stage activities and its recent merger. Development stage net loss for the quarter ended March 31, 2007 was $74,844, compared to $70,350 for the quarter ended March 31, 2006.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the three-month period ended March 31, 2007, there were no significant changes to this system of internal controls over financial reporting or in other factors that could significantly affect those controls.

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

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of May, 2007.

NANO-JET CORP.

By: Ken Martin

Its: CEO