Form 10QSB
period 2007-06-30
Nano-Jet Corp.
filed 2007-08-20
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of June 30, 2007, the issuer had 40,569,633 issued and outstanding of its common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement

The accompanying notes are an integral part of these statements.

The accompanying notes are an integral part of these statements.

NANO-JET, CORP
(FormerlyLFG INTERNATIONAL, INC.)
(A development stage enterprise)
Statements of Stockholders' Deficit
UNAUDITED

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
Inception, November 22, 2002 through December 31, 2005 (Audited):					
Inception, November 22, 2002	-	$ -	$ -	$ -	$ -
Shares issued for cash	300,000	300	2,700		3,000
Development stage net (loss)				(1,782)	(1,782)
Balances, December 31, 2002	300,000	$ 300	$ 2,700	$ (1,782)	$ 1,218
Shares issued for cash	3,150,000	3,150	64,350		67,500
Development stage net (loss)				(15,269)	(15,269)
Balances, December 31, 2003	3,450,000	$ 3,450	$ 67,050	$ (17,051)	$ 53,449
Shares issued for cash	202,500	203	20,047		20,250
Less, Expenses in connection with stock offering			(18,683)		(18,683)
Effect of 5 for 1 forward split	14,610,000	14,610	(14,610)		-
Effect of 16.5 for 1 forward split	282,068,750	283,068	(283,068)		-
Transfer of deficit in Capital in excess of par value to Accumulated deficit			229,264	(229,264)	-
Development stage net (loss)				(81,663)	(81,663)
Balances, December 31, 2004	300,331,250	$ 301,331	$ -	$ (327,978)	$ (26,647)
Effect of 1 for 300 reverse split, including restor-ation of charge transferred from capital in excess of par value in connnection with prior forward split	(299,326,724)	(300,326)	71,062	229,264	-
Development stage net (loss)				(42,176)	(42,176)
Effect of 1 for 15 reverse split on January 3, 2006	(937,393)	(938)	938		-
Balances, December 31, 2005	67,133	$ 67	$ 72,000	$ (140,890)	$ (68,823)
Year ended December 31, 2006:					
Shares issued in merger	40,502,500	40,502			40,502
Development stage net (loss)				(70,350)	(70,350)
Balances, December 31, 2006	40,569,633	$ 40,569	$ 72,000	$ (211,240)	$ (98,671)
Six months Ended June 30, 2007					
Development stage net (loss)				(296,179)	(296,179)
	40,569,633	$ 40,569	$ 72,000	$ (507,419)	$(465,200)

F-5

The accompanying notes are an integral part of these statements.

The accompanying notes are an integral part of these statements.

NANO-JET CORP.

Formerly LFG INTERNATIONAL, INC.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2007

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

2007 2006

Refundable Federal income tax attributable to:

Current operations $(23,919) $(14,400) Less, Nondeductible expenses -0- 3,400 -Less, Change in valuation allowance 23,919 11,000 Net refundable amount - -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                                                                                        2007                     2006

Deferred tax asset attributable to:

    Net operating loss carryover                                                                     $71,700                 $44,500

    Less, Valuation allowance                                                                         (71,700)                 (44,500)

        Net deferred tax asset                                                                                 -                             -

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

Note 9-Stock Subscription:

On March 22, 2007 the Company issued a stock subscription in the amount of $700,000. The subscription is for 1,000,00 shares at the rate of $.70 per share. Among other provisions the subscription holder has exclusive selling rights to the Company's products in Poland and responsibilities to sell preset amounts of product.

Note 10 - New accounting pronouncements:

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

*    Create strategic alliances with manufacturing companies like Kenworth, Peterbuilt, Volvo, Mercedes, General Motors, Ford, Toyota, Nissan, and Chrysler.

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

4. Website

The Nano-Jet website will act as a centerpiece to operations and in the future Nano-Jet will further build out their website which will be accessed by member password for trucking companies and distributors. The website will form a hub for its Internet community which will also include motorcycle parts distributors. The website will be technically viewed as a portal to all of Nano-Jet's product lines. The site will also provide an arena for ongoing communication among users, testimonials, etc. Online information will be available to members in a highly intuitive format.

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

Financial Discussion

As of June 30, 2007, Nano-Jet had $448,227 cash. Development stage net loss for the six-months ended June 30, 2007 was $296,179, compared to $24,135 for the six-month period ended June 30, 2006. The loss for the quarter ended June 30, 2007 consisted primarily of legal and accounting expenses incident to the company's development stage activities and its recent merger. Development stage net loss for the quarter ended June 30, 2007, was $214,053, compared to $18,520 for the quarter ended June 30, 2006.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the six-month period ended June 30, 2007, there were no significant changes to this system of internal controls over financial reporting or in other factors that could significantly affect those controls.

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

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of August, 2007.

NANO-JET CORP.

By: Ken Martin

Its: CEO