Form 10QSB
period 2007-09-30
Nano-Jet Corp.
filed 2007-11-14
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

[  ] Yes

[X]

No

As of September 30, 2007, the issuer had 40,569,633 issued and outstanding of its common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

NANO-JET, CORP
(Formerly LFG INTERNATIONAL, INC.)
(A development stage enterprise)

Balance Sheet:

     September 30, 2007

F-2

Statements of Operations:

     For the periods ended September 30, 2007 and 2006

F-3

Statements of Stockholders' Deficit:

     For the periods ended September 30, 2007 and 2006

F-4

Statements of Cash Flows:

     For the periods ended September 30, 2007 and 2006

F-5

Notes to Financial Statements:

     September 30, 2007 and 2006

F-6

F-1

NANO-JET, CORP
(Formerly LFG INTERNATIONAL, INC.)
(A development stage enterprise)
Balance Sheet
UNAUDITED

September 30,
2007

ASSETS
Current assets:
Cash	$ 221,811
Funds held in trust, Attorney	-
Accounts receivable	-
Inventory	98,008
Total current assets	$ 319,819

Fixed Assets
Furniture	$ 4,627
Computer Equipment	8,006
Leasehold Improvements	12,224
Total Fixed Assets	$ 24,857

Other Assets
Deposits	$ 5,000
Goodwill	173,185
Total Other Assets	$ 178,185
Total assets	$ 522,861

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 27,320
Advances from shareholder	1,411
Advance from Lantz Financial, Inc.	24,500
Total current liabilities	$ 53,231

Long-term liabilities:
Convertibles Notes Payable	$ 1,000,000

Total long-term liabilities	$ 1,000,000

Total liabilities	1,053,231

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 1,000,000,000 authorized,
40,569,633 shares issued and outstanding	40,669
Capital in excess of par value	171,900
Deficit accumulated during the development stage	(742,939)
Total stockholders' deficit	(530,370)
Total liabilities and stockholders' deficit	$ 522,861

F-2

The accompanying notes are an integral part of these statements.

NANO-JET, CORP
(Formerly LFG INTERNATIONAL, INC.)
(A development stage enterprise)
Statements of Operations
UNAUDITED
	Cumulative,
	Inception,
	November 22,
	2002 Through
	September 30	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2007	2006	2007	2006

Sales	$ 8,640	$ 1,365	$ -	8,640	0

Cost of Sales	$ 6,000	$ 1,000		6,000	0

Gross Profit	$ 2,640	$ 365	$ -	$ 2,640	$ -

General and administrative expenses:
Salaries
Amortization	2,609	-	-
Legal and professional fees	539,361	184,131	7,000	349,423	30,664
Other general and administrative	206,306	67,868	500	187,930	911
Total operating expenses	748,276	251,999	7,500	537,353	31,575
(Loss) from operations	(745,636)	(251,634)	(7,500)	(534,713)	(31,575)

Other income (expense):
Interest Income (expense)	2,697	3,014	-	3,014	(60)
(Loss) before taxes	(742,939)	(248,620)	(7,500)	(531,699)	(31,635)

Provision (credit) for taxes on income	-	-	-		-
Net (loss)	$ (742,939)	$ (248,620)	$ (7,500)	$ (531,699)	$ (31,635)

Basic earnings (loss) per common share		$ (0.01)	$ (0.04)	$ (0.01)	$ (0.16)

Weighted average number of shares outstanding		40,669,633	201,026	40,669,633	201,026

F-3

The accompanying notes are an integral part of these statements

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
Effect of 1 for 300
reverse split, including restor-
ation of charge transferred from
capital in excess of par value in
connnection with prior forward
split	(299,326,724)		(300,326)		71,062		229,264	-
Development stage net (loss)							(42,176)	(42,176)
Effect of 1 for 15 reverse
split on January 3, 2006	(937,393)		(938)		938			-
Balances, December 31, 2005	67,133	-	$ 67	-	$ 72,000	-	$ (140,890)	$ (68,823)
Year ended December 31, 2006:
Shares issued in merger	40,502,500		40,502					40,502

Development stage net (loss)							(70,350)	(70,350)
Balances, December 31, 2006	40,569,633		$ 40,569		$ 72,000		$ (211,240)	$ (98,671)
Nine months Ended
September 30, 2007
Shares Issued to Bellewood Corp.	100,000		100		99,900			100,000

Development stage net (loss)							(531,699)	(531,699)
	40,669,633		$ 40,669		$ 171,900		$ (742,939)	$ (530,370)

F-4

The accompanying notes are an integral part of these statements.

NANO-JET, CORP
(FormerlyLFG INTERNATIONAL, INC.)
(A development stage enterprise)
Statements of Cash Flows
UNAUDITED
	Cumulative,
	Inception,
	November 22,
	2002 Through
	September 30	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2007	2006	2007	2006
Cash flows from operating activities:
Net (loss)	$ (742,939)	$ (248,620)	$ (7,500)	$ (531,699)	$ (31,635)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services
Amortization	2,609	-	-
Change in current assets and liabilities:
Inventory	(98,008)	1,000		(88,140)
Funds held in trust, Attorney	-	1,412	-	1,412	(3,940)
Deposits	(5,000)	(5,000)		(5,000)
Accounts payable and accrued expenses	35,765	-	-		25,575
Net cash flows from operating activities	(807,573)	(251,208)	(7,500)	(623,427)	(10,000)

Cash flows from investing activities:
Proceeds from Merger	447	-	447		$ 447
Purchase of Furniture & Equipment	(24,858)	(14,758)		$ (24,858)
Website development costs incurred	(2,609)	-	-	-	-
Net cash flows from investing activities	(27,020)	(14,758)	447	(24,858)	447

Cash flows from financing activities:
Proceeds from sale of common stock	190,750	100,000	-	$ 100,000
Less, Offering expenses	(18,683)	-	-
Advances from shareholder	(140,163)	(60,500)		(169,000)
Convertible Note Payable	1,000,000			800,000
Advance from Lantz Financial, Inc.	24,500	-	7,500	-	10,000
Net cash flows from financing activities	1,056,404	39,500	7,500	731,000	10,000
Net cash flows	221,811	(226,466)	447	82,715	447

Cash and equivalents, beginning of period	-	448,277	-	139,096	-
Cash and equivalents, end of period	$ 221,811	$ 221,811	$ 447	$ 221,811	$ 447

Supplemental cash flow disclosures:
Cash paid for interest	$ (317)	$ -	$ (257)
Cash paid for income taxes	-	-	-

F-5

The accompanying notes are an integral part of these statements.

NANO-JET CORP.

Formerly LFG INTERNATIONAL, INC.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2007

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business –Nano-Jet Corp, formerly  LFG International, Inc (“We,” or “the Company”) is a Nevada corporation incorporated on November 4, 2002. Effective August 27, 2004, we changed our name to LFG International, Inc.  We were based in Vancouver, British Columbia, Canada, but in 2004 moved our base to Bellevue, Washington. On September 30, 2006 the Company acquired Nano-Jet Corp in a purchase transaction.

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

Funds held in trust, Attorney – Our attorney holds funds for our account from time to time, and uses them to pay corporate expenses.  We do not have a bank account.  We consider such funds to be a current asset, but do not consider them to be cash equivalents.

NANO-JET CORP.

Formerly LFG INTERNATIONAL, INC.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2007

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

Fair value of financial instruments and derivative financial instruments – We have adopted Statements of Financial Accounting Standards regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

Federal income taxes – Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Statements of Financial Accounting Standards regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net income per share of common stock – We have adopted Statements of Financial Standards regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  We do not have a complex capital structure requiring the computation of diluted earnings per share.

Note 2 – Uncertainty, going concern:

At December 31, 2005, we were not currently engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have no operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

NANO-JET CORP.

Formerly LFG INTERNATIONAL, INC.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2007

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

Note 4 – Related party transactions:

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

Note 4– Advance from Lantz Financial, Inc.:

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

Note 5 – Federal income tax:

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

September 30, 2007

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

Note 6 – Cumulative sales of stock:

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

September 30, 2007

05/10/04	Shares issued for cash	10,000	0.10	1,000
05/11/04	Shares issued for cash	25,000	0.10	2,500
	Cumulative total	3,652,500		$90,750.00
	Effect of 5 for 1 split	14,610,000
	Effect of 16.5 for 1 split	283,068,750
	Effect of 1 for 300 reverse split	(300,326,724)
	Cumulative total after all splits	1,004,526

On June 19, 2004, our Directors approved a 5 for 1 forward split of the company’s common stock.  All shareholders of record as of July 13, 2004 received a new certificate for 5 shares for each share they owned as of the close of business on that date. After the common stock split, the equivalent number of issued and outstanding shares of the Company outstanding increased from 3,652,000 to 18,262,500. Total shares authorized of 100 million and par value of $0.001 per common share remain unchanged.

Then, on August 17, 2004, our Directors approved a 16.5 for 1 forward split of the company’s common stock. All shareholders of record as of August 17, 2004 received a new certificate for 16.5 shares for each share they owned as of the close of business on that date. After the common stock split, the equivalent number of issued and outstanding shares of the Company outstanding increased from 18,262,500 to 301,331,250. Total shares authorized were increased from 100,000,000 to 1,000,000,000, and par value of $0.001 per common share remained unchanged.

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

NANO-JET CORP.

Formerly LFG INTERNATIONAL, INC.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2007

On July 12, 2007 the Company entered into a consulting agreement with Bellewood Corp.  Among other provisions Bellwood was to receive 100,000 shares of Common Stock in the Company, $100,000 in cash and release of notes due to Bellewood by the Company’s President Mr. Ken Martin.

Note 7 – Convertible Notes Payable:

On December 12, 2006 the Company issued a convertible notes payable in the amount of $300,000.  $200,000 of the loan was advanced in December, 2006 and balance was remitted in 2007.  The note is due one year from the date of issue and bears interest at the rate of 5% per annum compounded annually.  The terms of the note allow the holder to convert the note into shares of the company’s stock at the rate of one share per $1 of debt including unpaid interest.

Note 8– Merger with Nano-Jet Corp, Inc.:

Effective September 30, 2006 the Company issued 40,502,500 shares of its common stock as part of the merger with Nano-Jet Corporation (Nano-Jet).  The merger is being accounted for as a purchase as required by FASB 141.  At the time of the merger the assets and liabilities of Nano-Jet consisted of the following:

Cash

$

447

Inventory

9,870

Goodwill

172,652

Total

$

182,969

Liabilities

$

142,467

Value of 40,502,500 shares of stock

40,502

Total

$

182,969

Note 9–Stock Subscription:

On March 22, 2007 the Company issued a stock subscription in the amount of $700,000.  The subscription is for 1,000,00 shares at the rate of $.70 per share.  Among other provisions the subscription holder has exclusive selling rights to the Company’s products in Poland and responsibilities to sell preset amounts of product.

NANO-JET CORP.

Formerly LFG INTERNATIONAL, INC.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2007

Note 10 - New accounting pronouncements:

The following recent accounting pronouncements:

•

FASB Statements

.

•

Number 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

.

•

Number 146, Accounting for Costs Associated with Exit or Disposal Activities,

.

•

Number 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,

.

•

Number 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,

.

•

Number 149, Amendment of Statement 133 on Derivative Investments and Hedging Activities,

.

•

Number 150, Financial Instruments with Characteristics of Both Liabilities and Equity,

.

•

Number 151, Inventory Costs – an amendment of ARB 43, Chapter 4

.

•

Number 152, Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67

.

•

Number 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29

.

•

Number 154, Accounting for Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3

•

and FASB Interpretations

.

•

Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34

.

•

Number 46(R), Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51

.

•

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

Nano-Jet has licensed a proprietary technology and currently holds patents for this technology worldwide.  The Company’s product will allow owners and operators of both gasoline and diesel powered vehicles to potentially save 20% in fuel efficiency and reduce fuel emissions into the environment by as much as 50%.

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

2.

Marketing Strategies

a. Nano-Jet’s primary market is the American trucking companies and automobile manufacturers and international trucking and automobile makers.  Nano-Jet expects its products will increase the speed and effectiveness with which it educates the consumer in order to capture more market share.  It will effectively do this by:

•

Producing commercials that demonstrate the superior performance and fuel efficiency of Nano-Jet products;

•

Enlisting a well-known high performance automobile driver, who can be the marketing face of the company to both the recreational and commercial automotive user;

•

Implementing a concurrent advertising campaign using both web and print versions of major publishers like Motor Trend, Road and Track and national newspapers and trucking magazines.

•

Seek to get product evaluators at automobile, truck and motorcycle magazines to evaluate and write articles about Nano-Jet and its multiple lines of products.

•

Intentionally form relationships with reporters interested in automobile fuel efficiency with the goal of increasing the media examination of the issues associated with traditional fossil fuel consumption;

•

Increasing the direct response to Nano-Jet’s website by strategic search engine registrations, increased links, and an email marketing campaign;

•

Adding video content to Nano-Jet’s commercial website so visitors experience a educational video presentation on the fuel efficiency and performance benefits of Nano-Jet products as well as testimonials from consumers;

•

Training a sales staff whose mission will be to educate trucking companies, automobile parts distributors and motorcycle manufacturers of the benefits of Nano-Jet for its customers;

•

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

b. Licensing Agreements-Original Equipment Manufacturers

In addition to marketing techniques that effectively educate and lead the trucking and automobile companies to buy Nano-Jet products, Nano-Jet will also pursue strategic alliances with one or more major OEMs via licensing agreements.  These OEMs should have wide brand recognition, excellent financial health and resources, an established presence in international markets, and a track record of honoring its licensing agreements.  The benefits of forming a licensing relationship with a major OEM include:

•

Lower financial risk due to shared costs;

•

Lower business risk because of the prior success;

•

Immediate brand recognition and acceptance;

•

Facilitates acceptance of Nano-Jet’s new technology;

•

Access to new distribution channels;

•

Ease of entry into international markets of the OEM’s;

•

Platform for ease of entry of future Nano-Jet products;

•

Ability to focus on R&D of future products;

•

Provides greater protection of intellectual property;

•

Quickens the pace toward becoming a market standard.

An effective OEM licensing relationship will result in higher marketplace visibility for Nano-Jet, reduce the Company’s costs of marketing, and speed up marketing for world consumption.

4. Website

The Nano-Jet website will act as a centerpiece to operations and in the future Nano-Jet will further build out their website which will be accessed by member password for trucking companies and distributors. The website will form a hub for its Internet community which will also include motorcycle parts distributors. The website will be technically viewed as a portal to all of Nano-Jet’s product lines. The site will also provide an arena for ongoing communication among users, testimonials, etc. Online information will be available to members in a highly intuitive format.

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

Financial Discussion

As of September 30, 2007, Nano-Jet had $221,811 cash.  Development stage net loss for the nine-months ended September 30, 2007 was $543,713, compared to $31,575 for the nine-month period ended September 30, 2006.  The loss for the quarter ended Septmeber 30, 2007 consisted primarily of legal and accounting expenses incident to the company’s development stage activities and its recent merger.   Development stage net loss for the quarter ended September 30, 2007, was $251,634, compared to $7,500 for the quarter ended September 30, 2006.

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

Item 3. Controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 15(d)-15(d)) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded.  This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.  During the nine-month period ended September 30, 2007, there were no significant changes to this system of internal controls over financial reporting or in other factors that could significantly affect those controls.

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

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of November, 2007.

NANO-JET CORP.

____________________

By: Ken Martin

Its: CEO