Form 10KSB
period 2007-12-31
HITOR GROUP, IN.
filed 2008-04-07
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

Commission File No.  333-103986

HITOR GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0384073
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13221 Redmond Way

Redmond, WA 98052

(Address of principal executive offices)

Issuer’s telephone number: (206-245-5533)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X] Yes     [  ] No

State issuer’s revenues for its most recent fiscal year:

             $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $0.00

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 20, 2008, the issuer had 40,569,633 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

Transitional Small Business Issuer Format   Yes  [  ]    No  [X]

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

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

PART I

Item 1.

Description of Business

Business Development

We were originally incorporated on November 4, 2002, in the State of Nevada as Can/Am Auto sales, Inc.  The Company changed its name on August 27, 2004 to LFG International, Inc.  Upon completion of a merger with Nano-Jet Corporation, a Nevada corporation, the Company changed its name to Nano-Jet Corporation.  Effective December 6, 2007, we changed our name to Hitor Group, Inc. (“Hitor Group”)  Until 2004, we were based in Vancouver, British Columbia, Canada, at which time we moved our base to Bellevue, Washington.  The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Business of Hitor Group

Hitor Group owns a proprietary technology and currently is applying for patents and has hired patent attorneys for this technology worldwide.  The Company’s product is anticipated to allow owners and operators of both gasoline and diesel powered vehicles to potentially increase fuel efficiency while reducing fuel emissions into the environment. In addition, Hitor Group intends to operate three other subsidiaries. One will focus on oil extraction, transport and storage solutions. The other will focus on alternative powered private and commercial vehicles.

Competition

Although there are many companies who claim to have developed fuel-efficient products and fuel additives, when tested most of these products have not been proven.   Select companies have attempted to produce similar fuel conservation products, but to date, the Company knows of no other company that has developed a solution similar to that belonging to Hitor Group’s Product Division.

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

Marketing and Sales Plan

The Company's two-fold marketing and sales strategy is directed toward establishing immediate technological acceptance, rapid penetration and market dominance within five years of market entry.  The company will first approach trucking companies and truck manufacturers, truck, automobile and motorcycle distributors, as well as wholesalers. With the Company's obsolescing impact, a substantial downturn in competition may be anticipated.

Employees

Other than Hitor’s Directors and Executive Officer, who are currently donating their time to the development of the company, there are no employees of Hitor Group.

Reports to Security Holders

Hitor Group will voluntarily make available an annual report including audited financials on Form 10-K or Form 10-KSB to security holders.

The public may read and copy any materials filed with the SEC at the SECs Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding Hitor Group that is filed electronically with the SEC at http://www.sec.gov.

Item 2.

Description of Property.

Hitor Group’s principal place of business and corporate offices are located at 13221 Redmond Way Redmond WA 98052.

Item 3.

Legal Proceedings

We are not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

On or about November 17, 2007, shareholders were asked to a change in the Company’s name from Nano-Jet Corp. to Hitor Group, Inc.  A majority of shareholders approved the name change.  Please see the Company’s Schedule 14C, filed with the SEC on December 26, 2007 for additional information.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market for Stock.

The Company’s common stock is currently traded on the Over-The-Counter Bulletin Board under symbol HITR.

Following is a table showing the high and low price of the stock for each quarter in the past two years.

Quarter Ended	High	Low
December 31, 2007	$2.50	$1.30
September 30, 2007	$2.50	$2.50
June 30, 2007	$2.50	$2.50
March 31, 2007	$2.50	$2.50
December 31, 2006	$5.00	$1.01
September 30, 2006	$15.00	$1.01
June 30, 2006	$1.00	$0.15
March 31, 2006	$1.00	$0.10

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

Holders.

As of December 31, 2007, Hitor Group had approximately fifty-six (56) shareholders of record of its common stock.

Stock Option Grants

To date, Hitor Group has not granted any stock options.

Registration Rights

Hitor Group has not granted registration rights to the selling shareholders or to any other persons.

Dividends.

As of December 31, 2007, Hitor Group had not paid any dividends to its shareholders.  There are no restrictions which would limit the ability of Hitor Group to pay dividends on common equity or that are likely to do so in the future.

Recent Sales of Unregistered Securities

None.

Item 6.

Management’s Plan of Operation.

Hitor Group (formerly Can/Am Auto sales, Inc., LFG International, Inc. and Nano-Jet Corp) ("Hitor Group"), is a development stage company with limited operations, limited revenue, limited financial backing and limited assets. The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.

The following plan of operation should be read in conjunction with the December 31, 2007, audited financial statements and the related notes elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Business" and elsewhere in this report.

As of December 31, 2007, Hitor Group had $112,178 cash on hand. Development stage net loss for the year ended December 31, 2007 was $641,286 compared to $70,350 for the year ended December 31, 2006. The loss for the year ended December 31, 2007 consisted primarily of legal and accounting expenses incident to the company's development stage activities, with a nominal amount of sales revenue.

1.

Overview

Hitor Group, through its three subsidiaries will market to the American and International trucking and automobile parts distribution companies as well as to oil companies and alternative fuel vehicle distributors. It is not the intent of the Company to market directly to the consumer, but rather through distribution channels in the oil, truck, automobile and motorcycle industry. The Company will educate these groups about the benefits of a Hitor Group fuel saving device as well as our other products. Hitor Group expects to form licensing arrangements with Original Equipment Manufacturers (OEMs) having high brand recognition in the vehicle marketplace.

2.

Marketing Strategies

Hitor Group’s primary market is the American trucking companies, automobile manufacturers and international trucking and automobile makers. In addition, Hitor Group plans to market to oil companies as well as alternate fuel vehicle distributors. Hitor Group expects that the success of its products will depend, in part, upon the Company increasing the speed and effectiveness with which it

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

 educates the consumer in order to capture more market share.  The Company plans to do this by attempting to implement one or more of the following strategies:

•

Producing online video and audio commercials that demonstrate the superior performance and fuel efficiency of Hitor Group products;

•

Enlisting a well-known high performance automobile driver, who can be the marketing face of the company to both the recreational and commercial automotive user;

•

Implementing a concurrent advertising campaign using both web and print versions of major publishers like Motor Trend, Road and Track and national newspapers and trucking magazines.

•

Seek to get product evaluators at automobile, truck and motorcycle magazines to evaluate and write articles about Hitor Group and its multiple lines of products.

•

Intentionally form relationships with reporters interested in automobile fuel efficiency with the goal of increasing the media examination of the issues associated with traditional fossil fuel consumption;

•

Increasing the direct response to Hitor Group’s website by strategic search engine registrations, increased links, and an email marketing campaign;

•

Adding video content to Hitor Group’s commercial website so visitors experience a educational video presentation on the fuel efficiency and performance benefits of Hitor Group products as well as testimonials from consumers;

•

Training a sales staff whose mission will be to educate trucking companies, automobile parts distributors and motorcycle manufacturers of the benefits of Hitor Group for its customers;

•

Create strategic alliances with major automotive manufacturing companies like Kenworth, Peterbuilt, Volvo, Mercedes, General Motors, Ford, Toyota, Nissan, and Chrysler.

•

Create corporate communications productions for online distribution to both educate and promote oil extraction products.

b. In addition to marketing techniques that effectively educate and lead the petroleum industry, and the trucking and automobile companies to buy Hitor Group products, Hitor Group will also pursue strategic alliances with one or more major OEMs via licensing agreements to represent products supported by Hitor Group.  These OEMs will have wide brand recognition, excellent financial health and resources, an established presence in international markets, and a track record of honoring its licensing agreements.  The benefits of forming a licensing relationship with a major OEM include:

•

Lower financial risk due to shared costs;

•

Lower business risk because of the prior success;

•

Immediate brand recognition and acceptance;

•

Facilitates acceptance of Hitor Group’s new technology;

•

Access to new distribution channels;

•

Ease of entry into international markets of the OEM’s;

•

Platform for ease of entry of future Hitor Group products;

•

Ability to focus on R&D of future products;

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

•

Provides greater protection of intellectual property;

•

Quickens the pace toward becoming a market standard.

An effective OEM licensing relationship will result in higher marketplace visibility for Hitor Group, reduce the Company’s costs of marketing, and speed up marketing for world consumption.

3. Website

The Hitor Group website will act as a centerpiece to operations and in the future Hitor Group will further build out their website which will be accessed by member password for trucking companies and distributors such as auto parts companies. The website will form a hub for its Internet community which will also include motorcycle parts distributors as well as oil extraction products. The website will be technically viewed as a portal to all of Hitor Group’s product lines. The site will also provide an arena for ongoing communication among users, testimonials, etc. Online information will be available to members in a highly intuitive format.

4.  Projected Revenues/Projections

Over the next twelve (12) months, Hitor Group has forecast potential sales of its large unit, priced at $500 per unit, of 17,620 units, for potential gross sales of $8,810,000.  It has forecast sales of its smaller unit, at $215 per unit, of 11,593, for gross proceeds of $2,492,495.  This forecast is based on discussions with potential purchasers and distributors.  These potential sales are only projections and the Company has no historical basis from which the figures can be derived

In addition, Hitor Group has formed Nano Jet Racing Team, a division of Hitor Group, and will be distributing units that can be installed on motor cycle units through this division, as well as various motorcycle dealerships.  The projected sales forecast incorporates a portion of this potential market.

Hitor Group will be required to raise funds through equity and/or debt financing in order to purchase the units for resale.  The Company does not expect to encounter any delays with the production of the units after the orders are placed.  Hitor Group believes it will need to secure between $1,000,000 and $2,000,000 in financing to pre-pay for its order of large and small units.

Although purchasers and potential distributors have indicated to management of Hitor Group that they will purchase the units when received by the Company, it is possible that those orders may not materialize, or may not all materialize, and the sales forecast may not be met.

In addition, based on good faith estimates of management, Hitor Group will establish both market interest and sales of oil extraction equipment in the first year of $5,000,000 via oil industry specialists in sales positions for global market penetration.  This estimate is subject to market conditions and other market forces that may be beyond the control of Hitor Group.

Item 7.

Financial Statements

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements
(Unaudited)

Balance Sheet:
December 31, 2007 and 2006	F-2

Statements of Operations:
For the year ended December 31, 2007 and 2006	F-3

Statements of Stockholders' Deficit:
For the year ended December 31, 2007 and 2006	F-5

Statements of Cash Flows:
For the year ended December 31, 2007 and 2006	F-6

Notes to Financial Statements:
December 31, 2007	F-7

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hitor Group, Inc. (formerly Nano-Jet, Corp, formerly LFG International, Inc.)

I have audited the accompanying balance sheets of Hitor Group, Inc. (formerly Nano-Jet, Corp, formerly LFG International, Inc.) (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the period November 4, 2002(inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitor Group, Inc. (formerly Nano-Jet, Corp, formerly LFG International, Inc.) , (A Development Stage Company) as of December 31, 2007 and 2006 and the results of its operations and cash flows for the years then ended and November 4, 2002(inception), to December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note #4 to the financial statements, the Company has had no operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note # 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seattle, Washington

March 28, 2008

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet

	December 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash	$ 112,178	$ 140,127
Funds held in trust, Attorney	-	1,412
Accounts receivable	-	-
Inventory	80,910	9,870
Total current assets	193,088	151,409

Fixed Assets
Furniture and Equipment	5,386	-
Computer Equipment	8,006
Leasehold Improvements	20,296
Total Fixed Assets	33,688	-
Less Accumulated Depreciation	(2,006)
Net Fixed Assets	31,682	-

Other Assets
Deposits	5,000	-
Goodwill	172,652	172,652
Total Other Assets	177,652	172,652
Total assets	$ 402,422	$ 324,061

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 16,672	$ 27,523
Advances from shareholder	1,411	145,912
Advance from Lantz Financial, Inc.	24,500	49,500
Total current liabilities	42,583	222,935

Long-term liabilities:
Convertible Notes Payable	1,000,000	200,000

Total long-term liabilities	1,000,000	200,000

Total liabilities	1,042,583	422,935

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 1,000,000,000 authorized,
40,569,633 shares issued and outstanding	40,669	40,569
Capital in excess of par value	171,900	72,000
Deficit accumulated during the development stage	(852,730)	(211,443)
Total stockholders' deficit	(640,161)	(98,874)
Total liabilities and stockholders' deficit	$ 402,422	$ 324,061

F-2

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations

	Cumulative,
	Inception,
	November 22,
	2002 Through
	December31	Year Ended December31,
	2007	2007	2006

Sales	$ 11,175	$ 11,175	$ -

Cost of Sales	14,878	14,878	-

Gross Profit	(3,703)	(3,703)	-

General and administrative expenses:
Salaries	71,500	71,500
Depreciation and Amortization	4,615	2,006	-
Legal and professional fees	523,818	333,880	61,526
Marketing and Advertising	5,918	5,918
Insurance	22,494	22,494
Communications	12,235	12,235
Rent	27,686	27,686
Demo Expense	2,220	2,220
Other general and administrative	164,365	145,786	8,764
Total operating expenses	834,851	623,725	70,290
(Loss) from operations	(838,554)	(627,428)	(70,290)

Other income (expense):
Interest Income	4,241	4,241
Interest (expense)	(18,417)	(18,100)	(60)
(Loss) before taxes	(852,730)	(641,287)	(70,350)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (852,730)	$ (641,287)	$ (70,350)

Basic earnings (loss) per common share		$ (0.0616)	$ (0.0068)

Weighted average number of shares outstanding		10,404,053	10,404,053

F-3

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Stockholders' Deficit

							Deficit
							Accumulated
					Capital in		During the
	Common Stock				Excess of		Development
	Shares		Amount		Par Value		Stage	Total

Inception, November 22, 2002 through December 31, 2005 (Audited):
Balances, December 31, 2005	67,133	-	$ 67	-	$ 72,000	-	$ (141,093)	$ (69,026)

Year ended December 31, 2006:
Shares issued in merger	40,502,500		40,502					40,502

Development stage net (loss)							(70,350)	(70,350)
Balances, December 31, 2006	40,569,633		$ 40,569		$ 72,000		$ (211,443)	$ (98,874)

Year Ended December 31, 2007
Shares Issued			100		99,900			100,000

Development state net (loss)							(641,287)	(641,287)
Balances, December 31, 2007	40,569,633		$ 40,669		$ 171,900		$ (852,730)	$ (640,161)

F-5

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows

	Cumulative,
	Inception,
	November 22,
	2002 Through
	December 31	Year Ended December 31,
	2007	2007	2006

Cash flows from operating activities:
Net (loss)	$ (852,730)	$ (641,287)	$ (70,350)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation and Amortization	4,615	2,006	-
Change in current assets and liabilities:
Funds held in trust, Attorney	-	1,412	(932)
Inventory	(71,040)	(71,040)
Deposits	(5,000)	(5,000)
Accounts payable and accrued expenses	25,117	(10,851)	10,962
Net cash flows from operating activities	(899,038)	(724,760)	(60,320)

Cash flows from investing activities:
Proceeds from Merger	447	-	447
Purchase of fixed assets	(33,688)	(33,688)
Website development costs incurred	(2,609)	-	-
Net cash flows from investing activities	(35,850)	(33,688)	447

Cash flows from financing activities:
Proceeds from sale of common stock	190,750	100,000	-
Less, Offering expenses	(18,683)	-	-
Advances from shareholder	(124,501)	(144,501)
Convertible Note Payable	1,000,000	800,000	200,000
Advance from Lantz Financial, Inc.	(500)	(25,000)	-
Net cash flows from financing activities	1,047,066	730,499	200,000
Net cash flows	112,178	(27,949)	140,127

Cash and equivalents, beginning of period	-	140,127	-
Cash and equivalents, end of period	$ 112,178	$ 112,178	$ 140,127

Supplemental cash flow disclosures:
Cash paid for interest	$ (18,417)	$ (18,100)	$ (60)
Cash paid for income taxes	-	-

F-6

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

HITOR GROUP INC.

Formerly NANO-JET CORP.

(A development stage enterprise)

Notes to Financial Statements

December31, 2007 and 2006

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business –Hitor Group Inc., formerly Nano-Jet Corp. (“We,” or “the Company”) is a Nevada corporation incorporated on November 4, 2002. Effective December 6, 2007, we changed our name to Hitor Group Inc.  We were based in Vancouver, British Columbia, Canada, but in 2004 moved our base to Bellevue, Washington.

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

Basis of presentation – Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to development stage enterprises.  Changes in classification of 2007 amounts have been made to conform to current presentations.

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

Funds held in trust, Attorney – Our attorney held funds from our account from time to time, and used them to pay corporate expenses.  We do not have a bank account.  We consider such funds to be a current asset, but do not consider them to be cash equivalents.

Inventory - Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market and consist mainly of imported goods held for sale in the normal course of business.

Website development costs – We follow Emerging Issues Task Force Issue No. 00-2, Accounting for Website Development Costs, (“EITF Issue No. 00-2”), which provides that for specific website development costs, the accounting should be based generally on AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

HITOR GROUP INC.

Formerly NANO-JET CORP.

(A development stage enterprise)

Notes to Financial Statements

December31, 2007 and 2006

Internal Use.  Under SOP 98-1, development costs are capitalized and amortized to income over the estimated useful life of the website.  We amortized our costs over a period ending in November, 2004, at which time our domain registration expired.  Amortization expense recorded was $0 (2005) and $2,174 (2004).

Property and Equipment – The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from five to thirty-nine years.

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

Note 2 - Uncertainty, going concern:

At December 31, 2007, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

Note 4 - Related party transactions:

A company related to our controlling shareholder, Dieter Behring, advanced funds to the Company during 2004 to finance operations. The advances are not evidenced by a promissory note, do not bear interest, and are due upon demand.  Such advances totaled $1,411 at December 31, 2007 and 20,000 at December 31, 2006.

Included in accounts payable and accrued expenses is the amount of $17,000 for accrued management fees payable to our former president for services rendered in managing the company during 2005and 2006. In addition amounts have been loaned to the Company by Kenneth Martin in the amount of $115,411.  These amounts are not secured by any written documents.  The full balance of Kenneth Martin’s loan was paid in full during 2007.

Note 5– Advance from Lantz Financial, Inc.:

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

2007

     2006

Refundable Federal income tax attributable to:

Current operations

$(220,077)

$(23,919)

Less, Nondeductible expenses

        -0-

        -0-

-Less, Change in valuation allowance

   220,077

    23,919

 Net refundable amount

-

-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount  is as follows:

2007

      2006

Deferred tax asset attributable to:

 Net operating loss carryover

 $647,286

   $71,700

  Less, Valuation allowance

  (647,286)

   (71,700)

 Net deferred tax asset

 -

-

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

NANO-JET CORP.

Formerly LFG INTERNATIONAL, INC.

(A development stage enterprise)

Notes to Financial Statements

December31, 2006

At December 31, 2007, an unused net operating loss carryover approximating $858,729 is available to offset future taxable income; it expires beginning in 2022.  Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

Note 7 – Cumulative sales of stock:

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

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

NANO-JET CORP.

Formerly LFG INTERNATIONAL, INC.

(A development stage enterprise)

Notes to Financial Statements

December31, 2006

On July 12, 2007 the Company entered into a consulting agreement with Bellewood Corp.  Among other provisions Bellwood was to receive $100,000 shares of Common Stock in the Company, $100,000 in cash and release of notes due to Bellwood by the Company’s President Mr. Ken Martin.

Note 8 – Convertible Notes Payable:

On December 12, 2006 the Company issued a convertible notes payable in the amount of $300,000.  $200,000 of the loan was advanced  in December, 2006.  During 2007 an additional $700,000 was authorized.  $800,000 of these loans was advanced in 2007.  The note is due one year from the date of issue and bears interest at the rate of 5% per annum compounded annually.  The terms of the note allow the holder to convert the note into shares of the company’s stock at the rate of one share per $1 of debt including unpaid interest.

Note 9– Merger with Nano-Jet Corp, Inc.:

Effective September 30, 2006 the Company issued 40,502,500 shares of its common stock as part of the merger with Nano-Jet Corporation (Nano-Jet).  The merger is being accounted for as a purchase as required by FASB 141.  At the time of the merger the assets and liabilities of Nano-Jet consisted of the following:

Cash

$      447

Inventory

     9,870

Goodwill

  172,652

     Total

$182,969

Liabilities

$142,467

Value of 40,502,500 shares of stock

    40,502

     Total

$182,969

  Note 10 – Stock Subscriptions

On March 22, 2007 the Company issued a stock subscription in the amount of $700,000.  The subscription is for 1,000,000 shares at a rate of $0.70 per share.  Among other provisions the subscription holder has exclusive selling rights to the Company’s product in Poland and responsibilities to sell preset amounts of product.

Note 11 - New accounting pronouncements:

The following recent accounting pronouncements:

•

FASB Statements

1.

•

Number 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

2.

•

Number 146, Accounting for Costs Associated with Exit or Disposal Activities,

3.

•

Number 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,

4.

•

Number 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

NANO-JET CORP.

Formerly LFG INTERNATIONAL, INC.

(A development stage enterprise)

Notes to Financial Statements

December31, 2006

5.

•

Number 149, Amendment of Statement 133 on Derivative Investments and Hedging Activities,

6.

•

Number 150, Financial Instruments with Characteristics of Both Liabilities and Equity,

7.

•

Number 151, Inventory Costs – an amendment of ARB 43, Chapter 4

8.

•

Number 152, Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67

9.

•

Number 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29

10.

•

Number 154, Accounting for Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3

•

and FASB Interpretations

11.

•

Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34

12.

•

Number 46(R), Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51

13.

•

Number 47, Accounting for Conditional Asset Retirement Obligations

are not currently expected to have a material effect on our financial Statements.

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

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

Item 8A.  Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 15(d)-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer (or persons performing similar functions). Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the year ended December 31, 2007, there were no significant changes to this system of internal controls over financial reporting or in other factors that could significantly affect those controls.

Item 8B.  Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Set forth below is the name and age of each individual who was a director or executive officer of Hitor Group as of December 31, 2007, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

Directors:

Name of Director	Age
Ken Martin
Xiao Lin
Harald Hartz

Executive Officers:

Name of Officer	Age	Office
Ken Martin		Chief Executive Officer

All directors serve for a period of one year, or until a successor is duly elected at the next annual shareholders meeting.

Ken Martin is a Director and Chief Executive Officer of Hitor Group, Inc.  a Nevada Corporation. Mr. Martin, founder of International Telcom Solutions, Inc. (ITS) has an extensive international background in the telephony industry spanning fifteen years. Through a vast global network Mr. Martin negotiates government level contracts for VOIP (Voice over the Internet Protocol). To date he has initialized contracts for Russia, Germany, Poland, Ukraine, Italy and Malta. Negotiations have included Thailand, Viet Nam, Lebanon, Turkey, Jordan, France, Cyprus, China, Pakistan and former Russian States. He has negotiated multi-million dollar contracts with governments and major companies. Through his long term contacts in the oil and gas industries he has been able to focus on the Hitor Group (Nano-Jet Corp) products since 2004 and through the aforementioned countries Hitor Group has world wide marketing potential. Hitor Group has two factories in China to produce the Nano-Jet products.

Xiao Lin is the Managing Director of Hitor Group, Inc. He is also the Managing Director and shareholder of KangHe Handels GmbH, Hanseatic ProMotion GmbH, Managing Director of Firma Pan American Handels GmbH, also executive director Europe International Holdings Group Ltd; Hong Kong. Mr. Lin has negotiated major manufacturing contracts throughout Europe and Asia with such companies as Mercedes Benz, Airbus, Repower, and China Shipbuilding and is well connected to numerous manufacturers of automobiles, trucks, and motorcycles throughout Europe and Asia.

Harry Hartz is the Managing Director of Hitor Group, Inc. in Germany. Mr. Hartz has traveled extensively in Eastern European block countries and lived in Asia. He has many high-ranking contacts throughout the world and in particular China, Poland, Baltic States and Germany. Mr. Hartz was formerly employed as an inspector and manager of ORO Frucht -Import GmbH. Mr. Hartz will lead the Company's sales effort in the European market through a network of established representatives.

None of Hitor Group’s Directors or executive officers have been involved, during the past five years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

Employment Agreements

N/A

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

Significant Employees

Hitor Group has no significant employees other than the officers and directors described above.

Code of Ethics

The Company has not adopted a Code of Ethics as of the year ended December 31, 2007.

Corporate Governance

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.  The Company does not currently have an audit committee.

Item 10.  Executive Compensation.

The Company’s directors have not and currently do not receive any compensation from the Company for their service as corporate directors.

Summary Compensation Table

Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Lyle Durham CEO	2005 2006	0 0	0 0	$10,000 $65,000	0 150,000*	0 0	0 0	0 0
Ken Martin, CEO	2006 2007	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended December 31, 2007.   Except as noted above, there has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2007.

On September 8, 2006, the Board of Directors approved the issuance of 150,000 shares of restricted stock, at a price of $.50 per share, to L&D Enterprises, a company controlled by Lyle Durham, the former CEO, as compensation for past and future services to the Company.

Stock Option Grants

The Company did not grant any stock options to the executive officers during the most recent fiscal period ended December 31, 2007.  The Company has also not granted any stock options to the executive officers since incorporation, November 4, 2002.

Director Compensation

The Directors of the Company do not receive compensation at this time, but are paid consulting fees for specific services as incurred.

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of the date of this filing. Under relevant provisions of the Securities and Exchange Act of 1934 (the “Exchange Act”), a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock of 40,569,633 as of the date of this filing.

The table is based upon information provided by our directors and executive officers.

Amount and Nature of Beneficial Ownership as of the date of this filing.

Name of Beneficial Owner of Common Shares	Address of Beneficial Owner of common Shares	Number of Common Shares Owned	Percentage of Issued and Outstanding Common Shares
Ken Martin, CEO, Director	13221 Redmond Way, Redmond, WA 98052	10,200,000	25.14%
Harald Hartz, Director	22299 Hamburg, Sierichstrasse 129a, Telefon 004049345611, Germany	2,500,000	6.16%
Lin Xiao, Director	Sachsen Weg 37-C 22455 Hamburg	2,500,000	6.16%
Officers and Directors as a Group (3)		15,200,000	37.5%

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

None of the Directors of the Company are independent.

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

Item 13.  Exhibits

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously filed
21	Subsidiaries of Hitor Group	Included
31	Rule 31a-14(a)/15d-14(a) Certification	Included
32	Section 1350	Included

Item 14.  Principal Accountant Fees and Services

     2007

    2006

1.

Audit Fees:

$  17,040

$  9,666

2.

Audit-Related Fees:

$  0

$  0

3.

Tax Fees:

$  0

$  0

4.

All Other Fees:

$  0

$  0

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HITOR GROUP. INC.

_________________________________

Ken Martin

President, Chief Executive Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

__________________

Ken Martin

Chief Executive Officer,

Chief Accounting Officer,

Director

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007