Form 10-Q
period 2008-03-31
HITOR GROUP, IN.
filed 2008-05-15
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

(206) 245-5533
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes XX    No ___    and (2) has been subject to such filing requirements for the past 90 days. Yes XX    No    ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated filer

[  ]

Non-accelerated filer

[  ] (Do not check if a smaller reporting company)

Smaller reporting company

[  ]

Shell Company:

[  ] Yes

[X]

No

As of March 31, 2008, the issuer had 40,569,633 issued and outstanding of its common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements
(Unaudited)

Balance Sheet:
March 31, 2007 and 2008	F-2

Statements of Operations:
For the three months ended March 31, 2007 and 2008	F-3

Statements of Stockholders' Deficit:
For the three months ended March 31, 2007 and 2008	F-5

Statements of Cash Flows:
For the three months ended March 31, 2007 and 2008	F-6

Notes to Financial Statements:
March 31, 2008	F-7

	HITOR GROUP, INC.
	(Formerly NANO-JET, CORP.)
	(A development stage enterprise)
	Balance Sheet
	UNAUDITED

	March 31,	March 31,
	2008	2007

ASSETS
Current assets:
Cash	$ 36,133	$ 25,081
Funds held in trust, Attorney	-	1,412
Accounts receivable	-	-
Inventory	80,910	101,508
Total current assets	117,043	128,001

Fixed Assets
Furniture and Equipment	5,946	-
Computer Equipment	8,006	1,549
Leasehold Improvements	20,296
Total Fixed Assets	34,248	1,549
Less Accumulated Depreciation	(2,952)
Net Fixed Assets	31,296	1,549

Other Assets
Deposits	5,000	-
Goodwill	172,652	172,652
Total Other Assets	177,652	172,652
Total assets	$ 325,991	$ 302,202

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 17,000	$ 19,506
Advances from shareholder	1,083	106,711
Advance from Lantz Financial, Inc.	24,500	49,500
Total current liabilities	42,583	175,717

Long-term liabilities:
Convertible Notes Payable	1,000,000	300,000

Total long-term liabilities	1,000,000	300,000

Total liabilities	1,042,583	475,717

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 1,000,000,000 authorized,
40,684,633 shares issued and outstanding	40,684	40,569
Capital in excess of par value	186,885	72,000
Deficit accumulated during the development stage	(944,161)	(286,084)
Total stockholders' deficit	(716,592)	(173,515)
Total liabilities and stockholders' deficit	$ 325,991	$ 302,202

F-2

	HITOR GROUP, INC.
	(Formerly NANO-JET, CORP.)
	(A development stage enterprise)
	Statements of Operations
	UNAUDITED
	Cumulative,
	Inception,
	November 22,
	2002 Through
	March 31,	Period Ended March 31,
	2008	2008	2007

Sales	$ 11,175	$ -	$ 5,300

Cost of Sales	14,878	-	2,500

Cost of Sales	(3,703)	-	2,800

General and administrative expenses:
Salaries	91,000	19,500
Depreciation	2,952	946	-
Legal and professional	564,028	40,210	43,324
Marketing and Advertising	10,326	4,408
Insurance	22,856	362
Communications	14,881	2,646
Rent	34,586	6,900
Demo Expense	2,220	-
Other general and administrative	183,773	16,799	34,320
Total operating expenses	926,622	91,771	77,644
(Loss) from operations	(930,325)	(91,771)	(74,844)

Other income (expense):
Interest Income	4,581	340
Interest (expense)	(18,417)	-	-
(Loss) before taxes	(944,161)	(91,431)	(74,844)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (944,161)	$ (91,431)	$ (74,844)

Basic earnings (loss) per common share		$ (0.0022)	$ (0.0072)

Weighted average number of shares outstanding		40,670,273	10,404,053

F-3

	HITOR GROUP, INC.
	(Formerly NANO-JET, CORP.)
	(A development stage enterprise)
	Statements of Stockholders' Deficit
	UNAUDITED

							Deficit
							Accumulated
					Capital in		During the
	Common Stock				Excess of		Development
	Shares		Amount		Par Value		Stage	Total

Inception, November 22, 2002 through December 31, 2005 (Audited):
Balances, December 31, 2005	67,133	-	$ 67	-	$ 72,000	-	$ (141,093)	$ (69,026)

Year ended December 31, 2006:
Shares issued in merger	40,502,500		40,502					40,502

Development stage net (loss)							(70,350)	(70,350)
Balances, December 31, 2006	40,569,633		$ 40,569		$ 72,000		$ (211,443)	$ (98,874)

Year Ended December 31, 2007
Shares Issued	100,000		100		99,900			100,000

Development state net (loss)							(641,287)	(641,287)
Balances, December 31, 2007	40,669,633		$ 40,669		$ 171,900		$ (852,730)	$ (640,161)

Period Ended March 31, 2008
Shares Issued	15,000		15		14,985			15,000

Development state net (loss)							(91,431)	(91,431)
Balances, March 31, 2008	40,684,633		$ 40,684		$ 186,885		$ (944,161)	$ (716,592)

F-5

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
UNAUDTIED
	Cumulative,
	Inception,
	November 22,
	2002 Through
	March 31,	Period Ended March 31,
	2008	2008	2007

Cash flows from operating activities:
Net (loss)	$ (944,161)	$ (91,431)	$ (74,844)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation and Amortization	5,561	946	-
Change in current assets and liabilities:
Funds held in trust, Attorney	-	-
Inventory	(71,040)	-	(91,638)
Deposits	(5,000)	-
Accounts payable and accrued expenses	25,445	-	(7,814)
Net cash flows from operating activities	(989,195)	(90,485)	(174,296)

Cash flows from investing activities:
Proceeds from Merger	447	-
Purchase of fixed assets	(34,248)	(560)	(1,549)
Website development costs incurred	(2,609)	-	-
Net cash flows from investing activities	(36,410)	(560)	(1,549)

Cash flows from financing activities:
Proceeds from sale of common stock	205,750	15,000	-
Less, Offering expenses	(18,683)	-	-
Advances from shareholder	(124,829)	-	(39,201)
Convertible Note Payable	1,000,000	-	100,000
Advance from Lantz Financial, Inc.	(500)	-	-
Net cash flows from financing activities	1,061,738	15,000	60,799
Net cash flows	36,133	(76,045)	(115,046)

Cash and equivalents, beginning of period	-	112,178	140,127
Cash and equivalents, end of period	$ 36,133	$ 36,133	$ 25,081

Supplemental cash flow disclosures:
Cash paid for interest	$ (18,417)	$ -	$ -
Cash paid for income taxes	-	-	-

F-6

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2008 and 2007

UNAUDITED

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business –Hitor Group Inc., formerly Nano-Jet Corp. (“We,” or “the Company”) is a Nevada corporation incorporated on November 4, 2002. Effective December 6, 2007, the Company changed its name to Hitor Group Inc.  The Company was based in Vancouver, British Columbia, Canada, but in 2004 moved their base to Bellevue, Washington.

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

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2008 and 2007

UNAUDITED

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

Property and Equipment – The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from five to thirty-nine years.  Depreciation expense was $946 for the three months ended March 31, 2008.

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

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2008 and 2007

UNAUDITED

Note 2 - Uncertainty, going concern:

At March 31, 2008, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

Note 4 - Related party transactions:

A company related to our controlling shareholder, Dieter Behring, advanced funds to the Company during 2004 to finance operations. The advances are not evidenced by a promissory note, do not bear interest, and are due upon demand.  Such advances totaled $1,083 at March 31, 2008 and $106,711 at March 31, 2007.

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

Note 5– Advance from Lantz Financial, Inc.:

On March 6, 2006, April 20, 2005 and November 28, 2005, we obtained loans of $10,000, $8,500 and $6,000 respectively from Lantz Financial, Inc., a Panamanian company.  Lantz is a non-affiliate of the Company (not associated with any officer, director, or 5% shareholder). The loans are not evidenced by a note, do not bear interest, and are unsecured. They are due on demand.  The lender has indicated that it may want to convert the debt into shares in the future, but there is no agreement to that effect and no understanding as to any other terms.

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

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2008 and 2007

UNAUDITED

recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

12/31/2007

12/31/2006

Refundable Federal income tax attributable to:

Current operations

$(220,077)

$(23,919)

Less, Nondeductible expenses

        -0-

        -0-

-Less, Change in valuation allowance

   220,077

    23,919

 Net refundable amount

-

-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

12/31/2007

 12/31/2006

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

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2008 and 2007

UNAUDITED

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

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2008 and 2007

UNAUDITED

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

1.•

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

1.•

and FASB Interpretations

1.

•

Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34

2.

•

Number 46(R), Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51

3.

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

The following plan of operation should be read in conjunction with March 31, 2008, financial statements and the related notes elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

As of March 31, 2008, Hitor Group had $36,133 cash on hand. Development stage net loss for the quarter ended March 31, 2008 was $944,161 compared to $286,084 for the quarter ended March 31, 2007. The loss for the quarter ended March 31, 2008 consisted primarily of legal and accounting expenses incident to the company's development stage activities, with a nominal amount of sales revenue.

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

Item 4. Controls and procedures

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the quarter ended March 31, 2008, there were no significant changes to this system of internal controls over financial reporting or in other factors that could significantly affect those controls.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cuased this report to be signed on its behalf by the undersigned thereunto duly authorized.

HITOR GROUP, INC.

/s/ Ken Martin

By: Ken Martin

Its: CEO