Form 10-Q
period 2008-06-30
HITOR GROUP, IN.
filed 2008-08-19
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Smaller reporting company

[X]

Shell Company:

[  ] Yes

[X]

No

As of June 30, 2008, the issuer had 40,569,633 issued and outstanding of its common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements
(Unaudited)

Balance Sheet:
June 30, 2008 and December 31, 2007	F-2

Statements of Operations:
For the Six months ended June 30, 2007 and 2008	F-3

Statements of Stockholders' Deficit:
For the Six months ended June 30, 2007 and 2008	F-5

Statements of Cash Flows:
For the Six months ended June 30, 2007 and 2008	F-6

Notes to Financial Statements:
June 30, 2008	F-7

F-1

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet
Unaudited

	June 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash	$ 10,550	$ 112,178
Funds held in trust, Attorney	-	-
Accounts receivable	-	-
Inventory	80,910	80,910
Total current assets	91,460	193,088

Fixed Assets
Furniture and Equipment	5,994	5,386
Computer Equipment	8,006	8,006
Leasehold Improvements	20,296	20,296
Total Fixed Assets	34,296	33,688
Less Accumulated Depreciation	(3,899)	(2,006)
Net Fixed Assets	30,397	31,682

Other Assets
Deposits	5,000	5,000
Goodwill	172,652	172,652
Total Other Assets	177,652	177,652
Total assets	$ 299,509	$ 402,422

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 17,000	$ 17,000
Advances from shareholder	11,083	1,083
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	52,583	42,583

Long-term liabilities:
Convertible Notes Payable	1,000,000	1,000,000

Total long-term liabilities	1,000,000	1,000,000

Total liabilities	1,052,583	1,042,583

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 1,000,000,000 authorized,
40,684,633 shares issued and outstanding	40,684	40,669
Capital in excess of par value	186,885	171,900
Deficit accumulated during the development stage	(980,643)	(852,730)
Total stockholders' deficit	(753,074)	(640,161)
Total liabilities and stockholders' deficit	$ 299,509	$ 402,422

F-2

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
	Cumulative,
	Inception,
	November 22,
	2002 Through
	June 30,	Period Ended March 31,		Period Ended June 30,
	2008	2008	2007	2008	2007

Sales	$ 11,175	$ -	$ 5,300	$ -	$ 7,275

Cost of Sales	14,878	-	2,500	-	5,000

Cost of Sales	(3,703)	-	2,800	-	2,275

General and administrative expenses:
Salaries	97,500	19,500		26,000
Depreciation	3,899	946	-	1,893	-
Legal and professional	570,048	40,210	43,324	46,230	160,292
Marketing and Advertising	11,672	4,408		5,754
Insurance	22,987	362		493
Communications	16,664	2,646		4,429
Rent	41,886	6,900		14,200
Demo Expense	2,220	-		-
Other general and administrative	196,570	16,799	34,320	29,256	138,162
Total operating expenses	963,446	91,771	77,644	128,255	298,454
(Loss) from operations	(967,149)	(91,771)	(74,844)	(128,255)	(296,179)

Other income (expense):
Interest Income	4,923	340		342
Interest (expense)	(18,417)	-	-	-	-
(Loss) before taxes	(980,643)	(91,431)	(74,844)	(127,913)	(296,179)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (980,643)	$ (91,431)	$ (74,844)	$ (127,913)	$ (296,179)

Basic earnings (loss) per common share		$ (0.00)	$ (0.01)	$ (0.00)	$ (0.03)

Weighted average number of shares outstanding		40,670,273	10,404,053	40,670,273	10,404,053

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Stockholders' Deficit
Unaudited

							Deficit
							Accumulated
					Capital in		During the
	Common Stock				Excess of		Development
	Shares		Amount		Par Value		Stage	Total

Inception, November 22, 2002 through December 31, 2005 (Audited):
Balances, December 31, 2005	67,133	-	$ 67	-	$ 72,000	-	$ (141,093)	$ (69,026)

Year ended December 31, 2006:
Shares issued in merger	40,502,500		40,502					40,502

Development stage net (loss)							(70,350)	(70,350)
Balances, December 31, 2006	40,569,633		$ 40,569		$ 72,000		$ (211,443)	$ (98,874)

Year Ended December 31, 2007
Shares Issued	100,000		100		99,900			100,000

Development state net (loss)							(641,287)	(641,287)
Balances, December 31, 2007	40,669,633		$ 40,669		$ 171,900		$ (852,730)	$ (640,161)

Period Ended June 30, 2008
Shares Issued	15,000		15		14,985			15,000

Development state net (loss)							(127,913)	(127,913)
Balances, June 30, 2008	40,684,633		$ 40,684		$ 186,885		$ (980,643)	$ (753,074)

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	Cumulative,
	Inception,
	November 22,
	2002 Through
	June 30,	Period Ended March 31,		Period Ended June 30,
	2008	2008	2007	2008	2007

Cash flows from operating activities:
Net (loss)	$ (980,643)	$ (91,431)	$ (74,844)	$ (127,913)	$ (296,179)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation and Amortization	6,508	946	-	1,893	-
Change in current assets and liabilities:
Funds held in trust, Attorney	-	-		-
Inventory	(71,040)	-	(91,638)	-	(89,140)
Deposits	(5,000)	-		-
Accounts payable and accrued expenses	25,445	-	(7,814)	-
Net cash flows from operating activities	(1,024,730)	(90,485)	(174,296)	(126,020)	(385,319)

Cash flows from investing activities:
Proceeds from Merger	447	-		-
Purchase of fixed assets	(34,296)	(560)	(1,549)	(608)	(10,100)
Website development costs incurred	(2,609)	-	-	-	-
Net cash flows from investing activities	(36,458)	(560)	(1,549)	(608)	(10,100)

Cash flows from financing activities:
Proceeds from sale of common stock	205,750	15,000	-	15,000	-
Less, Offering expenses	(18,683)	-	-	-	-
Advances from shareholder	(114,829)	-	(39,201)	10,000	(95,400)
Convertible Note Payable	1,000,000	-	100,000	-	800,000
Advance from Lantz Financial, Inc.	(500)	-	-	-	-
Net cash flows from financing activities	1,071,738	15,000	60,799	25,000	704,600
Net cash flows	10,550	(76,045)	(115,046)	(101,628)	309,181

Cash and equivalents, beginning of period	-	112,178	140,127	112,178	139,096
Cash and equivalents, end of period	$ 10,550	$ 36,133	$ 25,081	$ 10,550	$ 448,277

Supplemental cash flow disclosures:
Cash paid for interest	$ (18,417)	$ -	$ -	$ -	$ -
Cash paid for income taxes	-	-	-	-	-

F-6

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2008 and 2007

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

June 30, 2008 and 2007

Unaudited

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

Note 2 - Uncertainty, going concern:

At June 30, 2008, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2008 and 2007

Unaudited

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

Included in accounts payable and accrued expenses is the amount of $17,000 for accrued management fees payable to our president for services rendered in managing the company during 2005and 2006. In addition amounts have been loaned to the Company by Kenneth Martin in the amount of $10,00.  These amounts are not secured by any written documents.

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

June 30, 2008 and 2007

Unaudited

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

June 30, 2008 and 2007

Unaudited

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

On March 31, 2008, our Directors authorized the issuance of 15,000 shares of common stock at $1.00 per share.

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

June 30, 2008 and 2007

Unaudited

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

As of June 30, 2008, Hitor Group had $10,550 cash on hand. Development stage net loss for the quarter ended June 30, 2008 was $980,643 compared to $296,170 for the quarter ended June 30, 2007. The loss for the quarter ended June 30, 2008 consisted primarily of legal and accounting expenses incident to the company's development stage activities, with a nominal amount of sales revenue.

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

•

Training a sales staff whose mission will be to educate trucking companies, automobile parts distributors and motorcycle manufacturers of the benefits of Hitor Group for its customers;.

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

Item 4T. Controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company has not carried out a formal evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Notwithstanding same, the  Company’s CEO has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the three and six months covered by this report or from the end of the reporting period to the date of this form 10-Q.

The Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II – Other Information

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HITOR GROUP, INC.

/s/ Ken Martin

By: Ken Martin

Its: CEO