Form 10-Q
period 2008-09-30
HITOR GROUP, IN.
filed 2008-11-17
CIK 1224006

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

Smaller reporting company

[X]

Shell Company:

[  ] Yes

[X]

No

As of September 30, 2008, the issuer had 40,569,633 issued and outstanding of its common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements
(Unaudited)

Balance Sheet:
September 30, 2008 and December 31, 2007	F-2

Statements of Operations:
For the nine months ended September 30, 2008 and 2007	F-3

Statements of Stockholders' Deficit:
For the Nine months ended September 30, 2008 and 2007	F-5

Statements of Cash Flows:
For the nine months ended September 30, 2008 and 2007	F-6

Notes to Financial Statements:
September 30, 2008	F-7

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash	$ 69,982	$ 112,178
Funds held in trust, Attorney	-	-
Accounts receivable	-	-
Inventory	84,010	80,910
Total current assets	153,992	193,088

Fixed Assets
Furniture and Equipment	5,994	5,386
Computer Equipment	8,006	8,006
Leasehold Improvements	20,296	20,296
Total Fixed Assets	34,296	33,688
Less Accumulated Depreciation	(4,845)	(2,006)
Net Fixed Assets	29,451	31,682

Other Assets
Deposits	5,000	5,000
Goodwill	172,652	172,652
Total Other Assets	177,652	177,652
Total assets	$ 361,095	$ 402,422

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 17,000	$ 17,000
Customer Deposit	150,000	-
Advances from shareholder	4,383	1,083
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	195,883	42,583

Long-term liabilities:
Convertible Notes Payable	1,000,000	1,000,000

Total long-term liabilities	1,000,000	1,000,000

Total liabilities	1,195,883	1,042,583

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 1,000,000,000 authorized,
40,684,633 shares issued and outstanding	40,684	40,669
Capital in excess of par value	186,885	171,900
Deficit accumulated during the development stage	(1,062,357)	(852,730)
Total stockholders' deficit	(834,788)	(640,161)
Total liabilities and stockholders' deficit	$ 361,095	$ 402,422

F-2

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
(Unaudited)
	Cumulative,
	Inception,
	November 22,
	2002 Through	Three Months Ended		Nine Months Ended
	June 30,	September 30,		September 30,
	2008	2008	2007	2008	2007

Sales	$ 18,522	$ 7,347	$ 1,365	$ 7,347	$ 8,640

Cost of Sales	19,028	4,150	1,000	4,150	6,000

Cost of Sales	(506)	3,197	365	3,197	2,640

General and administrative expenses:
Salaries	111,350	13,850		39,850
Depreciation	4,845	946	-	2,839	-
Legal and professional	608,716	37,728	184,131	84,898	349,423
Marketing and Advertising	11,812	140		5,894
Insurance	23,117	130		623
Communications	19,494	2,830		7,259
Rent	55,109	13,223		27,423
Demo Expense	2,220	-		-
Other general and administrative	211,354	16,064	67,868	44,380	187,930
Total operating expenses	1,048,017	84,911	251,999	213,166	537,353
(Loss) from operations	(1,048,523)	(81,714)	(251,634)	(209,969)	(534,713)

Other income (expense):
Interest Income	4,583		3,014	342	3,014
Interest (expense)	(18,417)	-	-	-	-
(Loss) before taxes	(1,062,357)	(81,714)	(248,620)	(209,627)	(531,699)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (1,062,357)	$ (81,714)	$ (248,620)	$ (209,627)	$ (531,699)

Basic earnings (loss) per common share		$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding		40,677,133	40,669,633	40,677,133	40,669,633

F-3

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Stockholders' Deficit
(Unaudited)

							Deficit
							Accumulated
					Capital in		During the
	Common Stock				Excess of		Development
	Shares		Amount		Par Value		Stage	Total

Inception, November 22, 2002 through December 31, 2005 (Audited):
Balances, December 31, 2005	67,133	-	$ 67	-	$ 72,000	-	$ (141,093)	$ (69,026)

Year ended December 31, 2006:
Shares issued in merger	40,502,500		40,502					40,502

Net (loss)							(70,350)	(70,350)
Balances, December 31, 2006	40,569,633		$ 40,569		$ 72,000		$ (211,443)	$ (98,874)

Year Ended December 31, 2007
Shares Issued	100,000		100		99,900			100,000

Net (loss)							(641,287)	(641,287)
Balances, December 31, 2007	40,669,633		$ 40,669		$ 171,900		$ (852,730)	$ (640,161)

Period Ended September 30, 2008
Shares Issued	15,000		15		14,985			15,000

Net (loss)							(209,627)	(209,627)
Balances, September 30, 2008 (Unaudited)	40,684,633		$ 40,684		$ 186,885		$ (1,062,357)	$ (834,788)

F-5

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2008

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

September 30, 2008

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

Note 2 - Uncertainty, going concern:

At September 30, 2008, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2008

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

Included in accounts payable and accrued expenses is the amount of $17,000 for accrued management fees payable to our president for services rendered in managing the company during 2005and 2006. In addition amounts have been loaned to the Company by Kenneth Martin in the amount of $3,300.  These amounts are not secured by any written documents.

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

September 30, 2008

At December 31, 2007, an unused net operating loss carryover approximating $858,729 is available to offset future taxable income; it expires beginning in 2022.  Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

NOTE 7 – Deposits

On September 24, 2008, the Company received a deposit of $150,000 for distributor inventory.  The purchasing Company will have locations in Germany and Poland and will primarily carry two products.  All products will be shipped by December 31, 2008.

Note 8 – Cumulative sales of stock:

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

September 30, 2008

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

Note 11 - New accounting pronouncements:

Recent Accounting Pronouncements

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2008

December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2008

or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Plan of Operation

Hitor Group (formerly Can/Am Auto sales, Inc., LFG International, Inc. and Nano-Jet Corp) ("Hitor Group" or the “Company”), is a development stage company with limited operations, limited revenue, limited financial backing and limited assets. The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.

The following plan of operation should be read in conjunction with September 30, 2008, financial statements and the related notes elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

As of September 30, 2008, Hitor Group had $10,550 cash on hand. Development stage net loss for the quarter ended September 30, 2008 was $980,643 compared to $296,170 for the quarter ended September 30, 2007. The loss for the quarter ended September 30, 2008 consisted primarily of legal and accounting expenses incident to the company's development stage activities, with a nominal amount of sales revenue.

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

3. Website

The Hitor Group website will act as a centerpiece to operations. Hitor Group expects to further build out its website, which will be accessed by member password for trucking companies and distributors such as auto parts companies. The website will form a hub for its Internet community which will also include motorcycle parts distributors as well as oil extraction products. The website will be technically viewed as a portal to all of Hitor Group’s product lines. The site will also provide an arena for ongoing communication among users, testimonials, etc. Online information will be available to members in a highly intuitive format.

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