Form 10-K
period 2008-12-31
HITOR GROUP, IN.
filed 2009-04-15
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

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

Common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ]  Yes     [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ]  Yes     [  ]  No

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check if disclosure of delinquent filers in response to Item 405 or Regulation S-K (§229.405 of this chapter) is not contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes     [ X ] No

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

As of December 31, 2008, there were 41,684,500 shares of registrant’s common stock issued and outstanding, of which 26,484,500 shares were held by non-affiliates.  As of 12/31/2008, the average bid and ask price of the company’s common stock was $0.55.  The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2008 was $14,566,475.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

TABLE OF CONTENTS

PART I

4

Item 1.

Description of Business

4

Item 1A.  Risk Factors

5

Item 1B.  Unresolved Staff Comments

5

Item 2.

Property

5

Item 3.

Legal Proceedings

5

Item 4.  Submission of Matters to a Vote of Security Holders.

5

PART II

6

Item 5.  Market for Common Equity and Related Stockholder Matters.

6

Item 6.  Selected Financial Data

6

Item 7.

Management’s Plan of Operation

6

Item 8.

Financial Statements

8

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

22

Item 9A.  Controls and Procedures.

22

Item 9B.  Other Information.

23

PART III

23

Item 10.  Directors, Executive Officers and Corporate Governance

23

Item 11.  Executive Compensation.

25

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

25

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

26

Item 14.  Principal Accountant Fees and Services

26

Item 15.  Exhibits, Financial Statement Schedules

26

Signatures

27

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

Item 1.

Description of Business

Business Development

We were originally incorporated on November 4, 2002, in the State of Nevada as Can/Am Auto sales, Inc.  The Company changed its name on August 27, 2004 to LFG International, Inc.  Upon completion of a merger with Nano-Jet Corporation, a Nevada corporation, the Company changed its name to Nano-Jet Corporation.  Effective December 6, 2007, we changed our name to Hitor Group, Inc. (“Hitor Group”)  Until 2004, we were based in Vancouver, British Columbia, Canada, at which time we moved our base to Bellevue, Washington.  The Company has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

Business of Hitor Group

Hitor Group owns a proprietary technology, currently is applying for patents and has hired patent attorneys for this technology worldwide.  The Company’s product is anticipated to allow owners and operators of both gasoline and diesel powered vehicles to potentially increase fuel efficiency while reducing fuel emissions into the environment. In addition, Hitor Group intends to operate three other subsidiaries. One will focus on oil extraction, transport and storage solutions. The other will focus on alternative powered private and commercial vehicles.

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

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

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

Reports to Security Holders

Hitor Group will voluntarily make available an annual report including audited financials on Form 10-K to security holders.

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

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.

Property

Hitor Group’s principal place of business and corporate offices are located at 13221 Redmond Way Redmond WA 98052.

Item 3.

Legal Proceedings

We are not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted for a vote of security holders during the fourth quarter of the2008.

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market for Stock.

The Company’s common stock is currently traded on the Over-The-Counter Bulletin Board under symbol HITR.

Following is a table showing the high and low price of the stock for each quarter in the past two years.

Quarter Ended	High	Low
December 31, 2008	$0.55	$0.55
September 30, 2008	$10.01	$0.55
June 30, 2008	$10.01	$1.10
March 31, 2008	$10.01	$1.10
December 31, 2007	$2.50	$1.30
September 30, 2007	$2.50	$2.50
June 30, 2007	$2.50	$2.50
March 31, 2007	$2.50	$2.50

Holders.

As of December 31, 2008, Hitor Group had approximately fifty-six (56) shareholders of record of its common stock.

Stock Option Grants

To date, Hitor Group has not granted any stock options.

Registration Rights

Hitor Group has not granted registration rights to the selling shareholders or to any other persons.

Dividends.

As of December 31, 2008, Hitor Group had not paid any dividends to its shareholders.  There are no restrictions which would limit the ability of Hitor Group to pay dividends on common equity or that are likely to do so in the future.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

Not applicable.

Item 7.

Management’s Plan of Operation

Hitor Group (formerly Can/Am Auto sales, Inc., LFG International, Inc. and Nano-Jet Corp) ("Hitor Group"), is a development stage company with limited operations, limited revenue, limited financial backing and limited assets. The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.

The following plan of operation should be read in conjunction with the December 31, 2008, audited financial statements and the related notes elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Business" and elsewhere in this report.

As of December 31, 2008, Hitor Group had $903 cash on hand. Development stage net loss for the year ended December 31, 2008, was $343,341 compared to $736,061 for the year ended December 31, 2007. The loss for the year ended December 31, 2008, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the company's development stage activities, with a nominal amount of sales revenue.

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

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

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

Item 8.

Financial Statements

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Balance Sheet:
December 31, 2008 and December 31, 2007	F-2

Statements of Operations:
For the year ended December 31, 2008 and 2007	F-3

Statements of Stockholders' Deficit:
For the year ended December 31, 2008	F-5

Statements of Cash Flows:
For the year ended December 31, 2008 and 2007	F-6

Notes to Financial Statements:
December 31, 2008	F-7

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hitor Group, Inc. (formerly Nano-Jet, Corp, formerly LFG International, Inc.)

I have audited the accompanying balance sheets of Hitor Group, Inc. (formerly Nano-Jet, Corp) Restated  (A Development Stage Company) as of December 31, 2008 and 2007, and the related restated statements of operations, stockholders’ equity and cash flows for the years then ended, and the period July 15, 2005(inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitor Group, Inc. (formerly Nano-Jet, Corp) (A Development Stage Company) as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years then ended and July 15, 2005(inception), to December 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

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

Seattle, Washington

March 29, 2009

F-1

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet

	December	December 31,
	2008	2007

ASSETS
Current assets:
Cash	$ 903	$ 112,178
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	-	43,283
Inventory	71,089	75,239
Total current assets	71,992	230,700

Fixed Assets
Furniture and Equipment	8,936	8,330
Computer Equipment	4,454	4,454
Leasehold Improvements	20,904	20,904
Total Fixed Assets	34,294	33,688
Less Accumulated Depreciation	(5,846)	(2,006)
Net Fixed Assets	28,448	31,682

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 100,440	$ 262,382

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 39,293	$ 21,894
Convertible Notes Payable	300,000	300,000
Deposit	150,000	-
Advances from shareholder	-	-
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	513,793	346,394

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	513,793	346,394

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
41,684,633 shares issued and outstanding	41,685	41,670
Capital in excess of par value	845,684	830,699
Deficit accumulated during the development stage	(1,299,722)	(956,381)
Total stockholders' deficit	(412,353)	(84,012)
Total liabilities and stockholders' deficit	$ 101,440	$ 262,382

F-2

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations

	Cumulative,
	Inception,
	July 15,	Three Months	Three Months	Year	Year
	2005 Through	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2008	2007	2008	2007

Sales	$ 29,022	$ -	$ 2,535	$ 7,347	$ 11,175

Cost of Sales	47,751	3,394	23,098	7,544	29,098

Cost of Sales	(18,729)	(3,394)	(20,563)	(197)	(17,923)

General and administrative expenses:
Salaries	225,393	62,163	19,500	102,013	71,500
Depreciation	5,845	-	2,006	3,839	2,006
Legal and professional	654,284	10,441	39,400	102,590	437,126
Marketing and Advertising	11,990	260	2,096	6,154	5,260
Insurance	31,586	5,112	1,131	5,736	22,364
Communications	23,916	3,573	2,809	10,831	10,575
Rent	65,871	5,762	9,200	33,185	32,686
Demo Expense	-
Other general and administrative	200,702	18,358	31,770	62,740	91,238
Total operating expenses	1,219,587	105,669	107,912	327,088	672,755
(Loss) from operations	(1,238,316)	(109,063)	(128,475)	(327,285)	(690,678)

Other income (expense):
Interest Income	4,617	-	1,227	342	4,241
Interest (expense)	(66,023)	(4,176)	(9,604)	(16,398)	(49,624)
(Loss) before taxes	(1,299,722)	(113,239)	(136,852)	(343,341)	(736,061)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (1,299,722)	$ (113,239)	$ (136,852)	$ (343,341)	$ (736,061)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)	$ (0.01)	$ (0.02)

Weighted average number of shares outstanding		41,684,633	40,569,500	41,684,633	40,569,500

F-3

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, July 15, 2005 through December 31, 2005:
Balances, December 31, 2005	81,005,000	$ 81,005	$ -	$ (135,692)	$ (54,687)

Effects of Reverse Merger with LFG
September 30, 2006	(40,435,500)	(40,435)	31,799		(8,636)

Net (loss)				(84,628)	(84,628)
Balances, December 31, 2006	40,569,500	40,570	31,799	(220,320)	(147,951)

Conversion of subordinated debt
June 19, 2007	1,000,000	1,000	699,000		700,000

Issuance for services rendered
July 14, 2007	100,000	100	99,900		100,000

Net (loss)				(736,061)	(736,061)

Balances, December 31, 2007	41,669,500	41,670	830,699	(956,381)	(84,012)

Common Stock Issued cash
March 31, 2008	15,000	15	14,985		15,000

Net (loss)				(343,341)	(343,341)

Balances, June 30, 2008	41,684,500	$ 41,685	$ 845,684	$ (1,299,722)	$ (412,353)

F-5

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows

	Cumulative,
	Inception,
	July 15,
	2005 Through
	December 31,	December 31,	December 31,
	2008	2008	2007
Cash flows from operating activities:
Net (loss)	$ (1,299,722)	$ (343,341)	$ (736,061)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,005		100,000
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	5,845	3,839	2,006
Change in current assets and liabilities:
Funds held in trust, Attorney		-	1,412
Inventory	(71,089)	4,150	(65,369)
Accounts receivable		-	3,500
Deposits	150,000	150,000
Accounts payable and accrued expenses	38,295	17,399	19,065
Net cash flows from operating activities	(1,004,302)	(167,953)	(675,447)
Cash flows from investing activities:
Purchase of fixed assets	(34,295)	(607)	(33,688)
Website development costs incurred
Net cash flows from investing activities	(34,295)	(607)	(33,688)
Cash flows from financing activities:
Proceeds from sale of common stock	715,000	15,000	700,000
Advances from/to shareholder		42,285	(118,814)
Convertible Note Payable	300,000	-	100,000
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,039,500	57,285	681,186
Net cash flows	903	(111,275)	(27,949)
Cash and equivalents, beginning of period	-	112,178	140,127
Cash and equivalents, end of period	$ 903	$ 903	$ 112,178

Supplemental cash flow disclosures:
Cash paid for interest	$ (66,023)	$ (16,398)	$ -
Cash paid for income taxes	-		-

F-6

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2008

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business - Hitor Group Inc., formerly Nano-Jet Corp. (“We,” or “the Company”) is a Nevada corporation incorporated on July 15, 2005. Effective December 6, 2007, the Company changed its name to Hitor Group Inc.

The Company’s product is anticipated to allow owners and operators of both gasoline and diesel powered vehicles to potentially increase fuel efficiency while reducing fuel emissions into the environment. In addition, the Company intends to operate three other subsidiaries. One will focus on oil extraction, transport and storage solutions. The other will focus on alternative powered private and commercial vehicles.  The Company owns a proprietary technology and currently is applying for patents and has hired patent attorneys for this technology worldwide

Basis of presentation - Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to development stage enterprises.  Changes in classification of 2008 amounts have been made to conform to current presentations.

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

Funds held in trust, Attorney - Our attorney held funds from our account from time to time, and used them to pay corporate expenses.  We do not have a bank account.  We consider such funds to be a current asset, but do not consider them to be cash equivalents.

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

Property and Equipment - The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from five to thirty-nine years.

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

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2008

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

Restated Statements - The financials statements have been revised due to management’s determination that the merger of the Company with LFG International, Inc. which was originally shown as an acquisition was in fact a reverse merger.  All statements since September 30, 2006, date of merger, have been revised for this correction.

Note 2 - Uncertainty, going concern:

At December 31, 2008, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Advance from Lantz Financial, Inc.:

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

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2008

of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

12/31/2007

12/31/2008

Refundable Federal income tax attributable to:

Current operations

  $(250,260)

 $(116,736)

Less, Nondeductible expenses

         -0-

        -0-

-Less, Change in valuation allowance

     250,260

    116,736

 Net refundable amount

         -0-                    -0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount  is as follows:

 12/31/2007

   12/31/08

Deferred tax asset attributable to:

 Net operating loss carryover

   $325,170

  $ 441,905

Less, Valuation allowance

   (325,170)

  (441,905)

 Net deferred tax asset

        -0-                      -0-

At December 31, 2008, an unused net operating loss carryover approximating $1,299,722 is available to offset future taxable income; it expires beginning in 2018.  Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

Note 5 - Cumulative sales of stock:

Since its inception, we have issued shares of common stock as follows:

On July 15, 2005, the Company issued 81,005,000 founder shares for services rendered in the amount of $81,005.

On September 30, 2006 the Company completed a reverse merger with LFG International, Inc.  The Company issued 67,133 shares for the outstanding shares of LFG International, Inc.  As part of the recapitalization of the reverse merger the Company rolled forward a reverse 2:1 stock split.  The effect of this reverse split was a reduction of the outstanding shares of 40,435,367.

On June 19, 2007, the Company’s convertible notes payable were called.  The company issued 1,000,000 shares in exchange for $700,000 of the convertible notes.

On July 12, 2007 the Company issued 100,000 shares of common stock in exchange for consulting services rendered.

On March 31, 2008 the Company issued 15,000 shares of common stock for $15,000.

Note 6 - Convertible Notes Payable:

On December 12, 2006 the Company issued a convertible notes payable in the amount of $300,000.  $200,000 of the loan was advanced in December, 2006.  In March 2007, the additional $100,000 was received.  The note is due one year from the date of issue and bears interest at the rate of 5% per annum compounded annually.  The terms of the note allow the holder to convert the note into shares of the company’s stock at the rate of one share

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2008

per $1 of debt including unpaid interest.  The balance of the convertible notes payable at December 31, 2007 was $300,000.

Note 7 - Merger with LFG International, Inc.:

Effective September 30, 2006 the Company issued 67,000 shares of its common stock as part of the merger with LFG International, Inc.  The Company has issued a significant amount of its stock to acquire the Company and therefore is considered a reverse acquisition under SFAS No. 141.  As part of the reverse acquisition the Company initiated a 2:1 stock reversal at date of transaction.

At the time of the merger the assets and liabilities of the Company and LFG International consisted of the following:

$ 44,700	$ -	$ 44,700
	2,920	2,920
3,500		3,500
9,870		9,870

13,817	2,920	16,737

$ 1,381,700	$ 292,000	$ 1,673,700

$ -	$ 4,156,900	$ -
3,516	17,000

3,516	58,569	-

118,461	20,000	134,033
25,000	24,500	24,500

143,461	44,500	158,533

81,005	67	40,570
	72,000	31,799
(214,165)	(172,216)	(214,165)

(133,160)	(100,149)	(141,796)

$ 1,381,700	$ 292,000	$ 1,673,700

Note 8 - Stock Subscriptions

On March 22, 2007 the Company issued a stock subscription in the amount of $700,000.  The subscription is for 1,000,000 shares at a rate of $0.70 per share.  Among other provisions the subscription holder has exclusive selling rights to the Company’s product in Poland and responsibilities to sell preset amounts of product.

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2008

Note 9 - New accounting pronouncements:

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2008

should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’ This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

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

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2008

including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Item 9A.  Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out a formal evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s CEO and CFO has concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, to allow timely decisions regarding required disclosure.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended December 31, 2008, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures were effective as of December 31, 2008. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is the name and age of each individual who was a director or executive officer of Hitor Group as of December 31, 2008, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Directors:

Name of Director	Age
Ken Martin
Xiao Lin
Harald Hartz

Executive Officers:

Name of Officer	Age	Office
Ken Martin		Chief Executive Officer

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

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

Code of Ethics

The Company has not adopted a Code of Ethics as of the year ended December 31, 2008.

Corporate Governance

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.  The Company does not currently have an audit committee.

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

Item 11.  Executive Compensation.

The Company’s directors have not and currently do not receive any compensation from the Company for their service as corporate directors.

Summary Compensation Table

Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Ken Martin, CEO	2007 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended December 31, 2008.   Except as noted above, there has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2008.

Stock Option Grants

The Company did not grant any stock options to the executive officers during the most recent fiscal period ended December 31, 2008.  The Company has also not granted any stock options to the executive officers since incorporation, November 4, 2002.

Director Compensation

The Directors of the Company do not receive compensation at this time, but are paid consulting fees for specific services as incurred.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of the date of this filing. Under relevant provisions of the Securities and Exchange Act of 1934 (the “Exchange Act”), a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock of 41,684,500 as of the date of this filing.

The table is based upon information provided by our directors and executive officers.

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

Amount and Nature of Beneficial Ownership as of the date of this filing.

Name of Beneficial Owner of Common Shares	Address of Beneficial Owner of common Shares	Number of Common Shares Owned	Percentage of Issued and Outstanding Common Shares
Ken Martin, CEO, Director	13221 Redmond Way, Redmond, WA 98052	10,200,000	24.5%
Harald Hartz, Director	22299 Hamburg, Sierichstrasse 129a, Telefon 004049345611, Germany	2,500,000	6.0%
Lin Xiao, Director	Sachsen Weg 37-C 22455 Hamburg	2,500,000	6.0%
Officers and Directors as a Group (3)		15,200,000	36.5%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

No persons who may, in the future, be considered a promoter will receive or expect to receive assets, services or other consideration from us.  No assets will be or are expected to be acquired from any promoter on behalf of our company.  We have not entered into any agreements that require disclosure to our shareholders.

None of the Directors of the Company are independent.

Item 14.  Principal Accountant Fees and Services

     2007

    2008

1.

Audit Fees:

$  17,040

$

2.

Audit-Related Fees:

$  0

$  0

3.

Tax Fees:

$  0

$  0

4.

All Other Fees:

$  0

$  0

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously filed
21	Subsidiaries of Hitor Group	Included
31	Rule 31a-14(a)/15d-14(a) Certification	Included
32	Section 1350	Included

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HITOR GROUP. INC.

_________________________________

Ken Martin

President, Chief Executive Officer, Director

Dated April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

________________________________

Ken Martin

Chief Executive Officer,

Chief Accounting Officer,

Director

Dated:  April 14, 2009

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

27