Form 10-Q
period 2009-03-31
HITOR GROUP, IN.
filed 2009-05-18
CIK 1224006

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

(206) 245-5533
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes XX    No ___    and (2) has been subject to such filing requirements for the past 90 days. Yes XX    No    ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]  No  [x]  Not Required by smaller reporting companies.

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

Smaller reporting company

[X]

Shell Company:

[  ] Yes

[X]

No

As of March 31, 2009, the issuer had 41,684,633 issued and outstanding of its common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements
(unaudited)

Balance Sheet:
March 31, 2009 and December 31, 2008	F-2

Statements of Operations:
For the three months ended March 31, 2009 and 2008	F-3

Statements of Stockholders' Deficit:
For the three months ended March 31, 2009	F-5

Statements of Cash Flows:
For the three months ended March 31, 2009 and 2008	F-6

Notes to Financial Statements:
March 31, 2009	F-7

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet

	(unaudited)	(audited)
	March 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash	$ 1,750	$ 903
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	-	-
Inventory	71,982	72,089
Total current assets	73,732	72,992

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	4,454	4,454
Leasehold Improvements	20,904	20,904
Total Fixed Assets	34,294	34,294
Less Accumulated Depreciation	(6,805)	(5,846)
Net Fixed Assets	27,489	28,448

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 101,221	$ 101,440

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 39,293	$ 39,293
Convertible Notes Payable	300,000	300,000
Deposit	150,000	150,000
Notes payable	19,990	-
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	533,783	513,793

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	533,783	513,793

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
41,684,633 shares issued and outstanding	41,685	41,685
Capital in excess of par value	845,684	845,684
Deficit accumulated during the development stage	(1,319,931)	(1,299,722)
Total stockholders' deficit	(432,562)	(412,353)
Total liabilities and stockholders' deficit	$ 101,221	$ 101,440

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
(unaudited)
	Cumulative,
	Inception,
	July 15,	Three Months	Three Months	Three Months	Three Months
	2005 Through	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2009	2008	2009	2008

Sales	$ 31,723	$ 2,701	$ -	$ 2,701	$ -

Cost of Sales	47,858	107	-	107	-

Cost of Sales	(16,135)	2,594	-	2,594	-

General and administrative expenses:
Salaries	228,693	3,300	19,500	3,300	19,500
Depreciation	6,805	960	946	960	946
Legal and professional	659,832	5,548	40,760	5,548	40,760
Marketing and Advertising	12,080	90	3,194	90	3,194
Insurance	31,630	44	362	44	362
Communications	25,654	1,738	2,646	1,738	2,646
Rent	69,554	3,683	6,900	3,683	6,900
Demo Expense	-
Other general and administrative	208,142	7,440	17,463	7,440	17,463
Total operating expenses	1,242,390	22,803	91,771	22,803	91,771
(Loss) from operations	(1,258,525)	(20,209)	(91,771)	(20,209)	(91,771)

Other income (expense):
Interest Income	4,617	-	340	-	340
Interest (expense)	(66,023)	-	(4,024)	-	(4,024)
(Loss) before taxes	(1,319,931)	(20,209)	(95,455)	(20,209)	(95,455)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (1,319,931)	$ (20,209)	$ (95,455)	$ (20,209)	$ (95,455)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		41,684,633	41,670,833	41,684,633	41,670,833

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, July 15, 2005 through December 31, 2005:
Balances, December 31, 2005	81,005,000	$ 81,005	$ -	$ (135,692)	$ (54,687)

Effects of Reverse Merger with LFG
September 30, 2006	(40,435,500)	(40,435)	31,799		(8,636)

Net (loss)				(84,628)	(84,628)
Balances, December 31, 2006	40,569,500	40,570	31,799	(220,320)	(147,951)

Conversion of subordinated debt
June 19, 2007	1,000,000	1,000	699,000		700,000

Issuance for services rendered
July 14, 2007	100,000	100	99,900		100,000

Net (loss)				(736,061)	(736,061)

Balances, December 31, 2007	41,669,500	41,670	830,699	(956,381)	(84,012)

Common Stock Issued cash
March 31, 2008	15,000	15	14,985		15,000

Net (loss)				(343,341)	(343,341)

Balances, December 31, 2008	41,684,500	41,685	845,684	(1,299,722)	(412,353)

Net (loss)				(20,209)	(20,209)

Balances, March 31, 2009	41,684,500	$ 41,685	$ 845,684	$ (1,319,931)	$ (432,562)

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
(unaudited)
	Cumulative,
	Inception,
	July 15,
	2005 Through
	March 31,	March 31,	December 31,
	2009	2009	2008
Cash flows from operating activities:
Net (loss)	$ (1,319,931)	$ (20,209)	$ (343,341)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,006		-
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	6,805	959	3,839
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	(71,982)	107	4,150
Accounts receivable		-	-
Deposits	150,000	-	150,000
Accounts payable and accrued expenses	39,293		17,399
Net cash flows from operating activities	(1,023,445)	(19,143)	(167,953)
Cash flows from investing activities:
Purchase of fixed assets	(34,295)	-	(607)
Website development costs incurred
Net cash flows from investing activities	(34,295)	-	(607)
Cash flows from financing activities:
Proceeds from sale of common stock	715,000	-	15,000
Proceeds from notes payable	19,990	19,990	42,285
Convertible Note Payable	300,000	-	-
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,059,490	19,990	57,285
Net cash flows	1,750	847	(111,275)
Cash and equivalents, beginning of period	-	903	112,178
Cash and equivalents, end of period	$ 1,750	$ 1,750	$ 903

Supplemental cash flow disclosures:
Cash paid for interest	$ (66,023)	$ -	$ (16,398)
Cash paid for income taxes	-		-

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2009

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

Inventory – Inventory is recorded at first-in first-out cost.  The inventory consists of imported parts.

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

Deposit – The deposit is a customer’s prepayment for purchase of inventory.  Since the customer has not decided the exact items they wish to purchase it has not been recorded as a sale.  When the customer decides and the parts are shipped the sale will be recorded.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2009

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

Note 2 - Restated Statements

The financial statements have been revised due to management’s determination that the merger of the Company with LFG International, Inc. which was originally shown as an acquisition was in fact a reverse merger.  All statements since September 30, 2006, date of merger, have been revised for this correction.  The quarterly statements have been restated up to and including September 30, 2008.  The 2006 and 2007 annual statements have also been restated.

The following table represents the effects of the restated statements as of December 31, 2007:

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2009

Note 3 - Uncertainty, going concern:

At March 31, 2009, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Advance from Lantz Financial, Inc.:

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

March 31, 2009

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

Note 5 – Cumulative sales of stock:

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

Note 6 – Convertible Notes Payable:

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

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2009

Note 7 – Merger with LFG International, Inc.:

Effective September 30, 2006 the Company issued 67,000 shares of its common stock as part of the merger with LFG International, Inc.  The Company has issued a significant amount of its stock to acquire the Company and therefore is considered a reverse acquisition under SFAS No. 141.  As part of the reverse acquisition the Company initiated a 2:1 stock reversal at date of transaction.

At the time of the merger the assets and liabilities of the Company and LFG International consisted of the following:

	Nano Jet	LFG	Combined
ASSETS:
Current Assets:
Cash	$ 447	$ -	$ 447
Cash held in trust account		2,920	2,920
Accounts receivable	3,500		3,500
Inventory	9,870		9,870

Total Current Assets	13,817	2,920	16,737

TOTAL ASSETS	$ 13,817	$ 2,920	$ 16,737

LIABILITIES AND STOCKHOLDERS DEFICIT:
Current Liabilities:
Accounts payable	$ -	$ 41,569	$ -
Accrued expenses	3,516	17,000

Total Current Liabilities	3,516	58,569	-

Long Term Liabilities:
Shareholder loans	118,461	20,000	134,033
Loans payable	25,000	24,500	24,500

Total Long Term Liabilities	143,461	44,500	158,533

Stockholders Deficit:
Common stock	81,005	67	40,570
Paid in capital		72,000	31,799
Accumulated deficit	(214,165)	(172,216)	(214,165)

Total Stockholders Equity	(133,160)	(100,149)	(141,796)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$ 13,817	$ 2,920	$ 16,737

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2009

Note 8 – Stock Subscriptions

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

March 31, 2009

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

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’ This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning January 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2009

statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008, and it is not believed that this has had an impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Plan of Operation

Hitor Group (formerly Can/Am Auto sales, Inc., LFG International, Inc. and Nano-Jet Corp) ("Hitor Group" or the “Company”), is a development stage company with limited operations, limited revenue, limited financial backing and limited assets. The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.

The following plan of operation should be read in conjunction with March 31, 2009, financial statements and the related notes elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

As of March 31, 2009, Hitor Group had $1,750 cash on hand. Development stage net loss for the quarter ended March 31, 2009, was $20,209 compared to $94,455 for the quarter ended March 31, 2008. The loss for the quarter ended March 31, 2009, consisted primarily of legal and accounting expenses incident to the company's development stage activities, with a nominal amount of sales revenue.

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

Item 4T. Controls and procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

Specifically, we have noted the following material weaknesses and significant deficiencies in our internal controls over financial reporting and disclosure:

• we do not have sufficient segregation of duties in our day-to-day operations and have not implemented compensating controls to offset the material weaknesses noted;

• we have noted material weaknesses with respect to our financial reporting process, most notably our internal audit functions;

• we have noted material weaknesses with respect to our corporate governance and control environment, as noted by restatements of our financial statements from September 30, 2006, to September 30, 2008, due to material misstatements noted in the mis-classification and treatment of our reverse merger, as more fully described in Note 2 to the interim financial statements filed with this report.  We have restated all financial statements from September 30, 2006 to September 30, 2008.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

We have noted material weaknesses and significant deficiencies in our internal controls over financial reporting as a result of material misstatements relating to our financial statements from September 30, 2006, to September 30, 2008, as outlined above.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies.

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

By: Ken Martin

Its: CEO

Date:

May 15, 2009