Form 10-Q/A
period 2006-09-30
HITOR GROUP, IN.
filed 2009-06-15
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment #1 on Form 10-Q/A amends and restates items identified below with respect to the Form 10-QSB filed by Hitor, Inc. (formerly know as Nano-Jet Corp.) (the “Company”) for the period ended September 30, 2006, with the Securities and Exchange Commission (the “SEC”) on November 20, 2006 (the “Original Filing”). The purpose of this Amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons fully set forth in Note 2 to the financial statements included in Item 1 (Financial Statements) herein. Other than as set forth below, the Original Filing continues to speak as of the date of the filing thereof, and the disclosure relating to items not being updated remains unchanged.

We would encourage any user of this filing to review our current filings for the most accurate current information. This Amendment is being filed as a corrected historical document.

This Amendment amends and restates the information in “Item 1. Financial Statements,” “Item 2. Management’s Discussion and Analysis,” and “Item 3 Controls and Procedures” of the Original Filing. This Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

Restatement of previously issued financial statements to correct a material misstatement is an indicator of a material weakness in internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not have sufficient qualified personnel with an adequate understanding of generally accepted accounting principles and experience in the application of such principles to financing transactions, which led to a material misstatement of the Company’s interim financial statements for the quarters ended September 30, 2006, March 31, 2007, June 30, 2007, September 30, 2007, March 31 2008, June 30, 2008 and September 30, 2008, and the fiscal years ended December 31, 2006 and 2007.  Management has determined that this is a material weakness in internal controls over financial reporting as of and for each of the periods mentioned above. As of the date of this report, the Company believes that it has taken appropriate steps to remedy these weaknesses.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NANO-JET, CORP)
Index to Financial Statements
Restated (Unaudited)

Balance Sheet:
September 30, 2006	F-2

Statements of Operations:
For the nine months ended September 30, 2006	F-3

Statements of Stockholders' Deficit:
For the Nine months ended September 30, 2006	F-4

Statements of Cash Flows:
For the nine months ended September 30, 2006	F-5

NANO-JET, CORP.
(A development stage enterprise)
Balance Sheet
Restated (Unaudited)

September 30,
2006

ASSETS
Current assets:
Cash	$ 447
Funds held in trust, Attorney	2,920
Accounts receivable	3,500
Inventory	9,870
Total current assets	16,737

Fixed Assets
Furniture and Equipment	-
Computer Equipment	-
Leasehold Improvements	-
Total Fixed Assets	-
Less Accumulated Depreciation	-
Net Fixed Assets	-

Other Assets
Deposits	-
Goodwill	-
Total Other Assets	-
Total assets	$ 16,737

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ -
Deposit	-
Advances from shareholder	134,033
Advance from Lantz Financial, Inc.	24,500
Total current liabilities	158,533

Long-term liabilities:
Convertible Notes Payable	-

Total long-term liabilities	-

Total liabilities	158,533

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
40,569,633 shares issued and outstanding	40,570
Capital in excess of par value	31,799
Deficit accumulated during the development stage	(214,165)
Total stockholders' deficit	(141,796)
Total liabilities and stockholders' deficit	$ 16,737

F-2

NANO-JET, CORP
(A development stage enterprise)
Statements of Operations
Restated (Unaudited)
	Cumulative,
	Inception,
	July 15,	Three Months	Nine Months
	2005 Through	Ended	Ended
	September 30,	September 30,	September 30,
	2006	2006	2006

Sales	$ 10,500	$ 3,500	$ 10,500

Cost of Sales	11,109	3,365	3,365

Cost of Sales	(609)	135	7,135

General and administrative expenses:
Salaries	51,880		25,780
Depreciation	-	-	-
Legal and professional	108,413	22,068	25,588
Marketing and Advertising	576		576
Insurance	3,486		3,107
Communications	2,510		1,787
Rent	-
Demo Expense	-
Other general and administrative	46,725	8,506	28,800
Total operating expenses	213,590	30,574	85,638
(Loss) from operations	(214,199)	(30,439)	(78,503)

Other income (expense):
Interest Income	34	-	30
Interest (expense)	-	-	-
(Loss) before taxes	(214,165)	(30,439)	(78,473)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (214,165)	$ (30,439)	$ (78,473)

Basic earnings (loss) per common share		$ (0.01)	$ (0.02)

Weighted average number of shares outstanding		4,050,250	4,050,250

F-3

NANO-JET, CORP.
(A development stage enterprise)
Statements of Stockholders' Deficit
Restated (Unaudited)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, July 15, 2005 through December 31, 2005:
Balances, December 31, 2005	81,005,000	$ 81,005	$ -	$ (135,692)	$ (54,687)

Effects of Reverse Merger with LFG
September 30, 2006	(40,435,367)	(40,435)	31,799		(8,636)

Net (loss)				(78,473)	(78,473)
Balances, September 30, 2006	40,569,633	$ 40,570	$ 31,799	$ (214,165)	$ (141,796)

F4

NANO-JET, CORP.
(A development stage enterprise)
Statements of Cash Flows
estated (Unaudited)
	Cumulative,
	Inception,
	July 15,
	2005 Through
	September 30,	September 30,
	2006	2006

Cash flows from operating activities:
Net (loss)	$ (214,165)	$ (78,473)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	81,005
Effects of reverse merger with LFG	(8,636)	(8,636)
Depreciation and Amortization		-
Change in current assets and liabilities:
Funds held in trust, Attorney	(2,920)	(2,920)
Inventory	(9,870)	1,585
Accounts receivable	(3,500)	-
Deposits	-	-
Accounts payable and accrued expenses	-	(28,156)
Net cash flows from operating activities	(158,086)	(116,600)
Cash flows from investing activities:
Purchase of fixed assets	-	-
Website development costs incurred	-	-
Net cash flows from investing activities	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Less, Offering expenses	-	-
Advances from shareholder	134,033	107,047
Convertible Note Payable
Advance from Lantz Financial, Inc.	24,500	10,000
Net cash flows from financing activities	158,533	117,047
Net cash flows	447	447
Cash and equivalents, beginning of period	-	-
Cash and equivalents, end of period	$ 447	$ 447

Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	-	-

F-5

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2006

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

The Company’s product is anticipated to allow owners and operators of both gasoline and diesel powered vehicles to potentially increase fuel efficiency while reducing fuel emissions into the environment. In addition, the Company intends to operate three other subsidiaries. One will focus on oil extraction, transport and storage solutions. The other will focus on alternative powered private and commercial vehicles.  The Company owns a proprietary technology and currently is applying for patents and has hired patent attorneys for this technology worldwide

Basis of presentation - Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to development stage enterprises.  Changes in classification of 2006 amounts have been made to conform to current presentations.

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

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2006

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

Note 2 - Restated Statements - The financial statements have been revised due to management’s determination that the merger of the Company with LFG International, Inc., which was originally shown as an acquisition, was in fact a reverse merger.  All statements since September 30, 2006, date of merger, have been revised for this correction.

The following table represents the effects of the restated statements as of December 31, 2006:

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2006

Note 3 - Uncertainty, going concern:

At December 31, 2006, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

Note 5 - Advance from Lantz Financial, Inc.:

On March 6, 2006, April 20, 2005, and November 28, 2005, we obtained loans of $10,000, $8,500 and $6,000 respectively from Lantz Financial, Inc., a Panamanian company.  Lantz is a non-affiliate of the Company (not associated with any officer, director, or 5% shareholder). The loans are not evidenced by a note, do not bear interest, and are unsecured. They are due on demand.  The lender has indicated that it may want to convert the debt into shares in the future, but there is no agreement to that effect and no understanding as to any other terms.

Note 6 - Federal income tax:

We follow Statements of Financial Accounting Standards regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2006

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

The provision for refundable Federal income tax consists of the following:

12/31/2006

Refundable Federal income tax attributable to:

Current operations

$(28,774)

Less, Nondeductible expenses

        -0-

-Less, Change in valuation allowance

   28,774

 Net refundable amount

        -0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

 12/31/2006

Deferred tax asset attributable to:

 Net operating loss carryover

   $74,909

Less, Valuation allowance

   (74,909)

 Net deferred tax asset

        -0-

At December 31, 2006, an unused net operating loss carryover approximating $220,320 is available to offset future taxable income; it expires beginning in 2018.  Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

Note 7 - Cumulative sales of stock:

Since its inception, we have issued shares of common stock as follows:

Since its inception, we have issued shares of common stock as follows:

On July 15, 2005, the Company issued 81,005,000 founder shares for services rendered in the amount of $81,005.

On September 30, 2006 the Company completed a reverse merger with LFG International, Inc.  The Company issued 67,133 shares for the outstanding shares of LFG International, Inc.  As part of the recapitalization of the reverse merger, the Company executed a reverse 2:1 stock split.  The

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2006

effect of this reverse split was a reduction of the outstanding shares to 40,435,367.

Note 8 - Convertible Notes Payable:

On December 12, 2006 the Company issued a convertible notes payable in the amount of $300,000.  $200,000 of the loan was advanced in December, 2006.  In March 2007, the additional $100,000 was received.  The note is due one year from the date of issue and bears interest at the rate of 5% per annum compounded annually.  The terms of the note allow the holder to convert the note into shares of the Company’s stock at the rate of one share per $1 of debt, including unpaid interest.  The balance of the convertible notes payable at December 31, 2007, was $300,000.

Note 9 - Merger with LFG International, Inc.:

Effective September 30, 2006, the Company issued 67,000 shares of its common stock as part of the merger with LFG International, Inc.  The Company has issued a significant amount of its stock to acquire the Company and therefore is considered a reverse acquisition under SFAS No. 141.  As part of the reverse acquisition the Company initiated a 2:1 stock reversal at date of transaction.

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

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2006

Stockholders Deficit:
Common stock	81,005	67	40,570
Paid in capital		72,000	31,799
Accumulated deficit	(214,165)	(172,216)	(214,165)

Total Stockholders Equity	(133,160)	(100,149)	(141,796)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$ 13,817	$ 2,920	$ 16,737

Note 10 - New accounting pronouncements:

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

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2006

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

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2006

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

Item 2. Plan of Operation

Business Description

Nano-Jet Corp. was incorporated on November 4, 2002, in the State of Nevada as Can/Am Autosales, Inc.  The Company changed its name to on August 27, 2004, to LFG International, Inc.  On September 30, 2006, the Company completed a merger with Nano-Jet Corp., a private Nevada corporation.  On October 19, 2006, the Company changed its name to Nano-Jet Corp.

Nano-Jet has licensed a proprietary technology and currently holds patents for this technology worldwide.  The Company’s product will allow owners and operators of both gasoline and diesel powered vehicles to potentially save up to 20% in fuel efficiency and reduce fuel emissions into the environment by as much as 50%.

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

Financial Discussion

As of September 30, 2006, Nano-Jet had $447.00 cash.  Development stage net loss for the nine months ended September 30, 2006 was $30,439, compared to $25,387 for the nine-month period ended September 30, 2005.  The loss for the quarter ended September 30, 2006 consisted primarily of legal and accounting expenses incident to the company’s development stage activities and its recent merger.

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

Item 3. Controls and procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of September 30, 2006, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

We have noted material weaknesses and significant deficiencies in our internal controls over financial reporting as a result of material misstatements relating to our financial statements from September 30, 2006 to September 30, 2008 as outlined above.  For more information on the material weakness, refer to Item 8 of Form 10-K/A for the year ended December 31, 2008 as filed on June 15, 2009.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12 day of June, 2009.

NANO-JET CORP.

_____________________

By: Ken Martin

Its: CEO, Principal Accounting Officer