Form 10-K/A
period 2006-12-31
HITOR GROUP, IN.
filed 2009-06-15
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

AMENDMENT NO. 1

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

Issuer’s telephone number: (425) 788-9823

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

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

EXPLANATORY NOTE

This Amendment #1 on Form 10-K/A amends and restates items identified below with respect to the Form 10-KSB filed by Hitor, Inc. (formerly know as Nano-Jet Corp.) (the “Company”) for the period ended December 31, 2006, with the Securities and Exchange Commission (the “SEC”) on April 17, 2007 (the “Original Filing”). The purpose of this Amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons fully set forth in Note 2 to the financial statements included in Item 8 (Financial Statements) herein. Other than as set forth below, the Original Filing continues to speak as of the date of the filing thereof, and the disclosure relating to items not being updated remains unchanged.

We would encourage any user of this filing to review our current filings for the most accurate current information. This Amendment is being filed as a corrected historical document.

This Amendment amends and restates the information in “Item 6.  Management’s Discussion and Analysis,” “Item 7. Financial Statements,” “Item 8A Controls and Procedures” and “Item 13.  Exhibits” of the Original Filing. This Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

Item 6.

Management’s Plan of Operation.

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

As of December 31, 2006, Nano-Jet had cash on hand in the amount of $140,127.  Development stage net loss for the year ended December 31, 2006 was $84,628 compared to $42,175 for the year ended December 31, 2005. The loss for the year ended December 31, 2006 consisted primarily of legal and accounting expenses incident to the company's development stage activities.

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

3. Website

The Nano-Jet website will act as a centerpiece to operations, and in the future Nano-Jet will further build out their website, which will be accessed by member password for trucking companies and distributors such as Napa Auto Parts. The website will form a hub for its Internet community which will also include motorcycle parts distributors. The website will be technically viewed as a portal to all of Nano-Jet’s product lines. The site will also provide an arena for ongoing communication among users, testimonials, etc. Online information will be available to members in a highly intuitive format.

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

Item 7.

Financial Statements

NANO-JET, CORP.
Index to Financial Statements
(Audited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Balance Sheet:
December 31, 2006	F-2

Statements of Operations:
For the year ended December 31, 2006	F-3

Statements of Stockholders' Deficit:
For the year ended December 31, 2006	F-4

Statements of Cash Flows:
For the year ended December 31, 2006	F-5

Notes to Financial Statements:
December 31, 2006	F-6 to F-13

NANO-JET, CORP.
(A development stage enterprise)
Balance Sheet
Restated

December 31,
2006

ASSETS
Current assets:
Cash	$ 140,127
Funds held in trust, Attorney	1,412
Accounts receivable	3,500
Inventory	9,870
Total current assets	154,909

Fixed Assets
Furniture and Equipment	-
Computer Equipment	-
Leasehold Improvements	-
Total Fixed Assets	-
Less Accumulated Depreciation	-
Net Fixed Assets	-

Other Assets
Deposits	-
Goodwill	-
Total Other Assets	-
Total assets	$ 154,909

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 2,829
Convertible Notes Payable	200,000
Deposit	-
Advances from shareholder	75,531
Advance from Lantz Financial, Inc.	24,500
Total current liabilities	302,860

Long-term liabilities:

Total long-term liabilities	-

Total liabilities	302,860

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
40,569,633 shares issued and outstanding	40,570
Capital in excess of par value	31,799
Deficit accumulated during the development stage	(220,320)
Total stockholders' deficit	(147,951)
Total liabilities and stockholders' deficit	$ 154,909

F-2

NANO-JET, CORP.
(A development stage enterprise)
Statements of Operations
Restated
	Cumulative,
	Inception,
	July 15,	Three Months	Year
	2005 Through	Ended	Ended
	December 31,	December 31,	December 31,
	2006	2006	2006

Sales	$ 10,500	$ -	$ 10,500

Cost of Sales	11,109	-	3,365

Cost of Sales	(609)	-	7,135

General and administrative expenses:
Salaries	51,880		25,780
Depreciation	-	-	-
Legal and professional	114,568	6,155	31,743
Marketing and Advertising	576		576
Insurance	3,486		3,107
Communications	2,510		1,787
Rent	-
Demo Expense	-
Other general and administrative	46,725	8,506	28,800
Total operating expenses	219,745	14,661	91,793
(Loss) from operations	(220,354)	(14,661)	(84,658)

Other income (expense):
Interest Income	34	-	30
Interest (expense)	-	-	-
(Loss) before taxes	(220,320)	(14,661)	(84,628)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (220,320)	$ (14,661)	$ (84,628)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		40,569,500	40,519,250

	F-3

NANO-JET, CORP.
(A development stage enterprise)
Statements of Stockholders' Deficit
Restated

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, July 15, 2005 through December 31, 2005 Restated:
Balances, December 31, 2005	81,005,000	$ 81,005	$ -	$ (135,692)	$ (54,687)

Effects of Reverse Merger with LFG	(40,435,367)	(40,435)	31,799		(8,636)

Net (loss)				(84,628)	(84,628)
Balances, December 31, 2006	40,569,633	$ 40,570	$ 31,799	$ (220,320)	$ (147,951)

F-4

NANO-JET, CORP.
(A development stage enterprise)
Statements of Cash Flows
Restated
	Cumulative,
	Inception,
	July 15,
	2005 Through
	December 31,	December 31,
	2006	2006

Cash flows from operating activities:
Net (loss)	$ (220,320)	$ (84,628)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	81,005
Effects of reverse merger with LFG	(8,636)	(8,636)
Depreciation and Amortization		-
Change in current assets and liabilities:
Funds held in trust, Attorney	(1,412)	1,508
Inventory	(9,870)	-
Accounts receivable	(3,500)	-
Deposits	-	-
Accounts payable and accrued expenses	2,829	(26,662)
Net cash flows from operating activities	(159,904)	(118,418)
Cash flows from investing activities:
Purchase of fixed assets	-	-
Website development costs incurred	-	-
Net cash flows from investing activities	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Advances from shareholder	75,531	48,545
Convertible Note Payable	200,000	200,000
Advance from Lantz Financial, Inc.	24,500	10,000
Net cash flows from financing activities	300,031	258,545
Net cash flows	140,127	140,127
Cash and equivalents, beginning of period	-	-
Cash and equivalents, end of period	$ 140,127	$ 140,127

Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	-	-

F-5

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2006

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

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2006

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

December 31, 2006

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

-Less, Change in valuation allowance

   28,774

 Net refundable amount

        -0-

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2006

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

At the time of the merger the assets and liabilities of the Company and LFG International consisted of the following:

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2006

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

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2006

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

December 31, 2006

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

Item 8A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

NANO-JET, INC.

_________________________________

Ken Martin

President, Chief Executive Officer, Director

Date:  June 11, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

__________________

Ken Martin

Chief Executive Officer,

Chief Accounting Officer,

Director

Date:  June 11, 2009