Form 10-Q/A
period 2007-03-31
HITOR GROUP, IN.
filed 2009-06-15
CIK 1224006

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

EXPLANATORY NOTE

This Amendment #1 on Form 10-Q/A amends and restates items identified below with respect to the Form 10-QSB filed by Hitor, Inc. (formerly know as Nano-Jet Corp.) (the “Company”) for the period ended March 31, 2007, with the Securities and Exchange Commission (the “SEC”) on May 21, 2007, (the “Original Filing”). The purpose of this Amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons fully set forth in Note 2 to the financial statements included in Item 1 (Financial Statements) herein. Other than as set forth below, the Original Filing continues to speak as of the date of the filing thereof, and the disclosure relating to items not being updated remains unchanged.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

NANO-JET, CORP.
Index to Financial Statements
Restated

Balance Sheet:
March 31, 2007	F-2

Statements of Operations:
For the three months ended March 31, 2007	F-3

Statements of Stockholders' Deficit:
For the three months ended March 31, 2007	F-4

Statements of Cash Flows:
For the three months ended March 31, 2007	F-5

NANO-JET, CORP.
(A development stage enterprise)
Balance Sheet
Restated
	(Unaudited)	(Audited)
	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash	$ 25,081	$ 140,127
Funds held in trust, Attorney	1,412	1,412
Accounts receivable	-	3,500
Shareholder receivable		-
Inventory	101,508	9,870
Total current assets	128,001	154,909

Fixed Assets
Furniture and Equipment	-	-
Computer Equipment	1,549	-
Leasehold Improvements	-	-
Total Fixed Assets	1,549	-
Less Accumulated Depreciation	-	-
Net Fixed Assets	1,549	-

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 129,550	$ 154,909

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 2,917	$ 2,829
Convertible Notes Payable	300,000	200,000
Deposit	-	-
Advances from shareholder	27,845	75,531
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	355,262	302,860

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	355,262	302,860

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
40,569,633 shares issued and outstanding	40,570	40,570
Capital in excess of par value	31,799	31,799
Deficit accumulated during the development stage	(298,081)	(220,320)
Total stockholders' deficit	(225,712)	(147,951)
Total liabilities and stockholders' deficit	$ 129,550	$ 154,909

F-2

NANO-JET, CORP.
(A development stage enterprise)
Statements of Operations
Restated (Unaudited)
	Cumulative,
	Inception,
	July 15,	Three Months	Three
	2005 Through	Ended	Months
	March 31,	March 31,	March 31,
	2007	2007	2007

Sales	$ 15,800	$ 5,300	$ 5,300

Cost of Sales	13,609	2,500	2,500

Cost of Sales	2,191	2,800	2,800

General and administrative expenses:
Salaries	72,880	21,000	21,000
Depreciation	-	-	-
Legal and professional	139,506	24,938	24,938
Marketing and Advertising	576		-
Insurance	3,486		-
Communications	7,314	4,804	4,804
Rent	6,586	6,586	6,586
Demo Expense	-
Other general and administrative	62,041	15,316	18,116
Total operating expenses	292,389	72,644	75,444
(Loss) from operations	(290,198)	(69,844)	(72,644)

Other income (expense):
Interest Income	34	-
Interest (expense)	(7,917)	(7,917)	(7,917)
(Loss) before taxes	(298,081)	(77,761)	(80,561)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (298,081)	$ (77,761)	$ (77,761)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		40,569,633	40,569,633

F-3

NANO-JET, CORP.
(A development stage enterprise)
Statements of Stockholders' Deficit
Restated (Unaudited)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, July 15, 2005 through December 31, 2005:
Balances, December 31, 2005	81,005,000	$ 81,005	$ -	$ (135,692)	$ (54,687)

Effects of Reverse Merger with LFG
September 30, 2006	(40,435,367)	(40,435)	31,799		(8,636)

Net (loss)				(84,628)	(84,628)
Balances, December 31, 2006	40,569,633	$ 40,570	$ 31,799	$ (220,320)	$ (147,951)

Net (loss)				(77,761)	(77,761)

Balances, March 31, 2007	40,569,633	$ 40,570	$ 31,799	$ (298,081)	$ (225,712)

F-4

NANO-JET, CORP.
(A development stage enterprise)
Statements of Cash Flows
Restated (Unaudited)
	Cumulative,
	Inception,
	July 15,
	2005 Through
	March 31,	March 31,
	2007	2007

Cash flows from operating activities:
Net (loss)	$ (298,081)	$ (77,761)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	81,005
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization		-
Change in current assets and liabilities:
Funds held in trust, Attorney	(1,412)
Inventory	(101,508)	(91,638)
Accounts receivable		3,500
Deposits	-	-
Accounts payable and accrued expenses	2,917	88
Net cash flows from operating activities	(325,715)	(165,811)
Cash flows from investing activities:
Purchase of fixed assets
Website development costs incurred	(1,549)	(1,549)
Net cash flows from investing activities	(1,549)	(1,549)
Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Advances from shareholder	27,845	(47,686)
Convertible Note Payable	300,000	100,000
Advance from Lantz Financial, Inc.	24,500	-
Net cash flows from financing activities	352,345	52,314
Net cash flows	25,081	(115,046)
Cash and equivalents, beginning of period	-	140,127
Cash and equivalents, end of period	$ 25,081	$ 25,081

Supplemental cash flow disclosures:
Cash paid for interest	$ (7,917)	$ (7,917)
Cash paid for income taxes	-	-

F-5

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 30, 2007

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

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 30, 2007

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

Note 2 - Restated Statements - The financials statements have been revised due to management’s determination that the merger of the Company with LFG International, Inc. which was originally shown as an acquisition was in fact a reverse merger.  All statements since September 30, 2006, date of merger, have been revised for this correction.

The following table represents the effects of the restated statements as of December 31, 2007 and 2006:

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 30, 2007

Note 3 - Uncertainty, going concern:

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

Note 4 - Advance from Lantz Financial, Inc.:

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

The provision for refundable Federal income tax consists of the following:

12/31/2006

12/31/2007

Refundable Federal income tax attributable to:

Current operations

  $(28,774)

 $(250,260)

Less, Nondeductible expenses

         -0-

        -0-

-Less, Change in valuation allowance

     28,774

    250,260

 Net refundable amount

         -0-                    -0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount  is as follows:

 12/31/2006

    12/31/07

Deferred tax asset attributable to:

 Net operating loss carryover

   $74,909

  $ 325,170

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 30, 2007

Less, Valuation allowance

   (74,909)

  (325,170)

 Net deferred tax asset

        -0-                      -0-

At December 31, 2007, an unused net operating loss carryover approximating $956,381 is available to offset future taxable income; it expires beginning in 2018.  Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

Note 6 - Cumulative sales of stock:

Since its inception, we have issued shares of common stock as follows:

On July 15, 2005, the Company issued 81,005,000 founder shares for services rendered in the amount of $81,005.

On September 30, 2006 the Company completed a reverse merger with LFG International, Inc.  The Company issued 67,133 shares for the outstanding shares of LFG International, Inc.  As part of the recapitalization of the reverse merger the Company executed a reverse 2:1 stock split.  The effect of this reverse split was a reduction of the outstanding shares to 40,435,367.

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

Note 8 - Merger with LFG International, Inc.:

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

March 30, 2007

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

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 30, 2007

Note 9 - Stock Subscriptions

On March 22, 2007 the Company issued a stock subscription in the amount of $700,000.  The subscription is for 1,000,000 shares at a rate of $0.70 per share.  Among other provisions, the subscription holder has exclusive selling rights to the Company’s product in Poland and responsibilities to sell preset amounts of product.

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

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 30, 2007

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

March 30, 2007

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

Financial Discussion

As of March 31, 2007, Nano-Jet had $25,081 cash.  Development stage net loss for the three months ended March 31, 2007, was $77,761, compared to $70,290 for the three-month period ended March 31, 2006.  The loss for the quarter ended March 31, 2007, consisted primarily of legal and accounting expenses incident to the company’s development stage activities and its recent merger.

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

Item 3. Controls and procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended Mach 31, 2007, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of June, 2009.

NANO-JET CORP.

By: Ken Martin

Its: CEO, Principal Accounting Officer