Form 10-Q/A
period 2007-06-30
HITOR GROUP, IN.
filed 2009-06-15
CIK 1224006

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

As of June 30, 2007, the issuer had 41,569,633 issued and outstanding of its common stock.

EXPLANATORY NOTE

This Amendment #1 on Form 10-Q/A amends and restates items identified below with respect to the Form 10-QSB filed by Hitor, Inc. (formerly know as Nano-Jet Corp.) (the “Company”) for the period ended June 30, 2007, with the Securities and Exchange Commission (the “SEC”) on August 20, 2007, (the “Original Filing”). The purpose of this Amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons fully set forth in Note 2 to the financial statements included in Item 1 (Financial Statements) herein. Other than as set forth below, the Original Filing continues to speak as of the date of the filing thereof, and the disclosure relating to items not being updated remains unchanged.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

NANO-JET, CORP.
Index to Financial Statements
Restated

Balance Sheet:
June 30, 2007	F-2

Statements of Operations:
For the six months ended June 30, 2007	F-3

Statements of Stockholders' Deficit:
For the six months ended June 30, 2007	F-4

Statements of Cash Flows:
For the six months ended June 30, 2007	F-5

NANO-JET, CORP.
(A development stage enterprise)
Balance Sheet
Restated
	(Unaudited)	(Audited)
	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash	$ 448,277	$ 140,127
Funds held in trust, Attorney	1,412	1,412
Accounts receivable	-	3,500
Shareholder Receivable	41,879	-
Inventory	99,008	9,870
Total current assets	590,576	154,909

Fixed Assets
Furniture and Equipment	5,646	-
Computer Equipment	4,454	-
Leasehold Improvements	-	-
Total Fixed Assets	10,100	-
Less Accumulated Depreciation	-	-
Net Fixed Assets	10,100	-

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 600,676	$ 154,909

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 13,995	$ 2,829
Deposit	-	-
Advances from shareholder	-	75,531
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	38,495	102,860

Long-term liabilities:
Convertible Notes Payable	300,000	200,000

Total long-term liabilities	300,000	200,000

Total liabilities	338,495	302,860

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
41,569,633 shares issued and outstanding	41,570	40,570
Capital in excess of par value	730,799	31,799
Deficit accumulated during the development stage	(510,188)	(220,320)
Total stockholders' deficit	262,181	(147,951)
Total liabilities and stockholders' deficit	$ 600,676	$ 154,909

F-2

NANO-JET, CORP.
(A development stage enterprise)
Statements of Operations
Restated (Unaudited)
	Cumulative,
	Inception,
	July 15,	Three Months	Six Months
	2005 Through	Ended	Ended
	June 30,	June 30,	June 30,
	2007	2007	2007

Sales	$ 17,775	$ 1,975	$ 7,275

Cost of Sales	16,109	2,500	5,000

Cost of Sales	1,666	(525)	2,275

General and administrative expenses:
Salaries	74,380	1,500	22,500
Depreciation	-	-	-
Legal and professional	269,805	130,299	155,237
Marketing and Advertising	3,740	3,164	3,164
Insurance	24,719	21,233	21,233
Communications	7,314		4,804
Rent	15,486	8,900	15,486
Demo Expense	-
Other general and administrative	80,349	18,307	33,624
Total operating expenses	475,793	183,403	256,048
(Loss) from operations	(474,127)	(183,928)	(253,773)

Other income (expense):
Interest Income	34	-
Interest (expense)	(36,095)	(28,178)	(36,095)
(Loss) before taxes	(510,188)	(212,106)	(289,868)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (510,188)	$ (212,106)	$ (289,868)

Basic earnings (loss) per common share		$ (0.01)	$ (0.01)

Weighted average number of shares outstanding		40,652,966	40,569,633

F-3

NANO-JET, CORP.
(A development stage enterprise)
Statements of Stockholders' Deficit
Restated (Unaudited)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, July 15, 2005 through December 31, 2005:
Balances, December 31, 2005	81,005,000	$ 81,005	$ -	$ (135,692)	$ (54,687)

Effects of Reverse Merger with LFG
September 30, 2006	(40,435,367)	(40,435)	31,799		(8,636)

Net (loss)				(84,628)	(84,628)
Balances, December 31, 2006	40,569,633	$ 40,570	$ 31,799	$ (220,320)	$ (147,951)

Conversion of subordinated debt
June 19, 2007	1,000,000	1,000	699,000		700,000

Net (loss)				(289,868)	(289,868)

Balances, June 30, 2007	41,569,633	$ 41,570	$ 730,799	$ (510,188)	$ 262,181

F-4

NANO-JET, CORP.
(A development stage enterprise)
Statements of Cash Flows
Restated (Unaudited)
	Cumulative,
	Inception,
	July 15,
	2005 Through
	June 30,	June 30,
	2007	2007
Cash flows from operating activities:
Net (loss)	$ (510,188)	$ (289,868)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	81,005
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization		-
Change in current assets and liabilities:
Funds held in trust, Attorney	(1,412)
Inventory	(99,008)	(89,138)
Accounts receivable		3,500
Deposits	-	-
Accounts payable and accrued expenses	13,995	11,116
Net cash flows from operating activities	(524,244)	(364,390)
Cash flows from investing activities:
Purchase of fixed assets	(10,100)	(10,100)
Website development costs incurred
Net cash flows from investing activities	(10,100)	(10,100)
Cash flows from financing activities:
Proceeds from sale of common stock	700,000	700,000
Advances from/to shareholder	(41,879)	(117,410)
Convertible Note Payable	300,000	100,000
Advance from Lantz Financial, Inc.	24,500	-
Net cash flows from financing activities	982,621	682,590
Net cash flows	448,277	308,100
Cash and equivalents, beginning of period	-	140,127
Cash and equivalents, end of period	$ 448,277	$ 448,227

Supplemental cash flow disclosures:
Cash paid for interest	$ (36,095)	$ (28,178)
Cash paid for income taxes	-	-

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

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2007

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

June 30, 2007

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

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2007

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

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2007

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

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2007

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

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2007

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

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2007

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

Financial Discussion

As of June 30, 2007, Nano-Jet had $448,227 cash.  Development stage net loss for the six-months ended June 30, 2007 was $289,868, compared to $24,135 for the six-month period ended June 30, 2006.  The loss for the quarter ended June 30, 2007 consisted primarily of legal and accounting expenses incident to the company’s development stage activities and its recent merger.

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

Item 3. Controls and procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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