Form 10-Q/A
period 2007-09-30
HITOR GROUP, IN.
filed 2009-06-15
CIK 1224006

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

As of September 30, 2007, the issuer had 41,669,633 issued and outstanding of its common stock.

EXPLANATORY NOTE

This Amendment #1 on Form 10-Q/A amends and restates items identified below with respect to the Form 10-QSB filed by Hitor, Inc. (formerly know as Nano-Jet Corp.) (the “Company”) for the period ended September 30, 2007, with the Securities and Exchange Commission (the “SEC”) on November 14, 2007 (the “Original Filing”). The purpose of this Amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons fully set forth in Note 2 to the financial statements included in Item 1 (Financial Statements) herein. Other than as set forth below, the Original Filing continues to speak as of the date of the filing thereof, and the disclosure relating to items not being updated remains unchanged.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

NANO-JET, CORP.
Index to Financial Statements
Restated

Balance Sheet:
September 30, 2007 and December 31, 2006	F-2

Statements of Operations:
For the nine months ended September 30, 2007 and 2006	F-3

Statements of Stockholders' Deficit:
For the nine months ended September 30, 2007	F-4

Statements of Cash Flows:
For the nine months ended September 30, 2007 and 2006	F-5

NANO-JET, CORP.
(A development stage enterprise)
Balance Sheet
Restated
	(Unaudited)	(Audtied)
	September 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash	$ 221,812	$ 140,127
Funds held in trust, Attorney	1,412	1,412
Accounts receivable		3,500
Shareholder Receivable	49,779	-
Inventory	98,008	9,870
Total current assets	371,011	154,909

Fixed Assets
Furniture and Equipment	7,571	-
Computer Equipment	4,454	-
Leasehold Improvements	12,224	-
Total Fixed Assets	24,249	-
Less Accumulated Depreciation	-	-
Net Fixed Assets	24,249	-

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 395,260	$ 154,909

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 17,920	$ 2,829
Deposit	-	-
Advances from shareholder	-	75,531
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	42,420	102,860

Long-term liabilities:
Convertible Notes Payable	300,000	200,000

Total long-term liabilities	300,000	200,000

Total liabilities	342,420	302,860

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
41,669,633 shares issued and outstanding	41,670	40,570
Capital in excess of par value	830,699	31,799
Deficit accumulated during the development stage	(819,529)	(220,320)
Total stockholders' deficit	52,840	(147,951)
Total liabilities and stockholders' deficit	$ 395,260	$ 154,909

F-2

NANO-JET, CORP.
(A development stage enterprise)
Statements of Operations
Restated (Unaudited)
	Cumulative,
	Inception,
	July 15,	Three Months	Three Months	Nine Months	Nine Months
	2005 Through	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2007	2006

Sales	$ 19,140	$ 1,365	$ 3,500	$ 8,640	$ 10,500

Cost of Sales	17,109	1,000	3,365	6,000	3,365

Cost of Sales	2,031	365	135	2,640	7,135

General and administrative expenses:
Salaries	103,880	29,500	-	52,000	25,780
Depreciation	-	-	-	-	-
Legal and professional	512,294	242,489	22,068	397,726	25,588
Marketing and Advertising	3,740	-	-	3,164	576
Insurance	24,719	-	-	21,233	3,107
Communications	10,276	2,962	-	7,766	1,787
Rent	23,486	8,000	-	23,486	-
Demo Expense	-		-		-
Other general and administrative	106,193	25,845	8,506	59,468	28,800
Total operating expenses	784,588	308,796	30,574	564,843	85,638
(Loss) from operations	(782,557)	(308,431)	(30,439)	(562,203)	(78,503)

Other income (expense):
Interest Income	3,048	3,014	-	3,014	30
Interest (expense)	(40,020)	(3,925)	-	(40,020)	-
(Loss) before taxes	(819,529)	(309,342)	(30,439)	(599,209)	(78,473)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (819,529)	$ (309,342)	$ (30,439)	$ (599,209)	$ (78,473)

Basic earnings (loss) per common share		$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of shares outstanding		40,986,300	40,569,633	40,986,300	40,569,633

F-3

NANO-JET, CORP.
(A development stage enterprise)
Statements of Stockholders' Deficit
Restated (Unaudited)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, July 15, 2005 through December 31, 2005 (Audited):
Balances, December 31, 2005	81,005,000	$ 81,005	$ -	$ (135,692)	$ (54,687)

Effects of Reverse Merger with LFG
September 30, 2006	(40,435,367)	(40,435)	31,799		(8,636)

Net (loss)				(84,628)	(84,628)
Balances, December 31, 2006	40,569,633	$ 40,570	$ 31,799	$ (220,320)	$ (147,951)

Conversion of subordinated debt
June 19, 2007	1,000,000	1,000	699,000		700,000

Issuance for services rendered
July 14, 2007	100,000	100	99,900		100,000

Net (loss)				(599,209)	(599,209)

Balances, September 30, 2007	41,669,633	$ 41,670	$ 830,699	$ (819,529)	$ 52,840

F-4

NANO-JET, CORP.
(A development stage enterprise)
Statements of Cash Flows
Restated (Unaudited)
	Cumulative,
	Inception,
	July 15,
	2005 Through
	September 30,	September 30,	September 30,
	2007	2007	2006
Cash flows from operating activities:
Net (loss)	$ (819,529)	$ (599,209)	$ (78,473)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,005	100,000
Effects of reverse merger with LFG	(8,636)		(8,636)
Depreciation and Amortization			-
Change in current assets and liabilities:
Funds held in trust, Attorney	(1,412)		(2,920)
Inventory	(98,008)	(88,138)	1,585
Accounts receivable		3,500
Deposits	-
Accounts payable and accrued expenses	17,920	15,091	(28,156)
Net cash flows from operating activities	(728,660)	(568,756)	(116,600)
Cash flows from investing activities:
Purchase of fixed assets	(24,249)	(24,249)
Website development costs incurred
Net cash flows from investing activities	(24,249)	(24,249)	-
Cash flows from financing activities:
Proceeds from sale of common stock	700,000	700,000	-
Advances from/to shareholder	(49,779)	(125,310)	107,047
Convertible Note Payable	300,000	100,000
Advance from Lantz Financial, Inc.	24,500		10,000
Net cash flows from financing activities	974,721	674,690	117,047
Net cash flows	221,812	81,685	447

Cash and equivalents, beginning of period	-	140,127	-
Cash and equivalents, end of period	$ 221,812	$ 221,812	$ 447

Supplemental cash flow disclosures:
Cash paid for interest	$ (40,020)	$ (40,020)	$ -
Cash paid for income taxes	-		-

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

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2007

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

September 30, 2007

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

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2007

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

Note 7 - Convertible Notes Payable:

On December 12, 2006 the Company issued a convertible notes payable in the amount of $300,000.  $200,000 of the loan was advanced in December, 2006.  In March 2007, the additional $100,000 was received.  The note is due one year from the date of issue and bears interest at the rate of 5% per annum, compounded annually.  The terms of the note allow the holder to convert the note into shares of the Company’s stock at the rate of one share per $1 of debt, including unpaid interest.  The balance of the convertible notes payable at December 31, 2007, was $300,000.

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

September 30, 2007

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

Nano-Jet Corp.

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

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2007

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

September 30, 2007

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

Financial Discussion

As of September 30, 2007, Nano-Jet had $221,812 cash.  Development stage net loss for the nine-months ended September 30, 2007 was $599,209, compared to $30,439 for the nine-month period ended September 30, 2006.  The loss for the quarter ended September 30, 2007 consisted primarily of legal and accounting expenses incident to the company’s development stage activities and its recent merger.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

We have noted material weaknesses and significant deficiencies in our internal controls over financial reporting as a result of material misstatements relating to our financial statements from September 30, 2006 to September 30, 2008 as outlined above.  For more information on the material weakness, refer to Item 8 of Form 10-K/A for the year ended December 31, 2008 as filed on June 15 2009.

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