Form 10-K/A
period 2007-12-31
HITOR GROUP, IN.
filed 2009-06-15
CIK 1224006

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

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

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

EXPLANATORY NOTE

This Amendment #1 on Form 10-K/A amends and restates items identified below with respect to the Form 10-KSB filed by Hitor, Inc. (formerly know as Nano-Jet Corp.) (the “Company”) for the period ended December 31, 2007, with the Securities and Exchange Commission (the “SEC”) on April 7, 2008 (the “Original Filing”). The purpose of this Amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons fully set forth in Note 2 to the financial statements included in Item 8 (Financial Statements) herein. Other than as set forth below, the Original Filing continues to speak as of the date of the filing thereof, and the disclosure relating to items not being updated remains unchanged.

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

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

PART I

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

As of December 31, 2007, Hitor Group had $112,178 cash on hand. Development stage net loss for the year ended December 31, 2007 was $736,061 compared to $84,628 for the year ended December 31, 2006. The loss for the year ended December 31, 2007 consisted primarily of legal and accounting expenses incident to the company's development stage activities, with a nominal amount of sales revenue.

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

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

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

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

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

Item 7.

Financial Statements

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements
Restated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Balance Sheet:
December 31, 2007 and December 31, 2006	F-2

Statements of Operations:
For the years ended December 31, 2007 and 2006	F-3

Statements of Stockholders' Deficit:
For the year ended December 31, 2007	F-4

Statements of Cash Flows:
For the years ended December 31, 2007 and 2006	F-5

Notes to Financial Statements:
December 31, 2007	F-6 to F-13

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet
Restated

	December 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash	$ 112,178	$ 140,127
Funds held in trust, Attorney	-	1,412
Accounts receivable		3,500
Shareholder Receivable	43,283	-
Inventory	75,239	9,870
Total current assets	230,700	154,909

Fixed Assets
Furniture and Equipment	8,330	-
Computer Equipment	4,454	-
Leasehold Improvements	20,904	-
Total Fixed Assets	33,688	-
Less Accumulated Depreciation	(2,006)	-
Net Fixed Assets	31,682	-

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 262,382	$ 154,909

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 21,894	$ 2,829
Deposit	-	-
Advances from shareholder	-	75,531
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	46,394	102,860

Long-term liabilities:
Convertible Notes Payable	300,000	200,000

Total long-term liabilities	300,000	200,000

Total liabilities	346,394	302,860

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
41,669,633 shares issued and outstanding	41,670	40,570
Capital in excess of par value	830,699	31,799
Deficit accumulated during the development stage	(956,381)	(220,320)
Total stockholders' deficit	(84,012)	(147,951)
Total liabilities and stockholders' deficit	$ 262,382	$ 154,909

F-2

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Restated
	Cumulative,
	Inception,
	July 15,	Three Months	Three Months	Year	Year
	2005 Through	Ended	Ended	Ended	Ended
	September 30,	December 31,	December 31,	December 31,	December 31,
	2007	2007	2006	2007	2006

Sales	$ 21,675	$ 2,535	$ -	$ 11,175	$ 10,500

Cost of Sales	40,207	23,098	-	29,098	3,365

Cost of Sales	(18,532)	(20,563)	-	(17,923)	7,135

General and administrative expenses:
Salaries	123,380	19,500	-	71,500	25,780
Depreciation	2,006	2,006	-	2,006	-
Legal and professional	551,694	39,400	6,155	437,126	31,743
Marketing and Advertising	5,836	2,096	-	5,260	576
Insurance	25,850	1,131	-	22,364	3,107
Communications	13,085	2,809	-	10,575	1,787
Rent	32,686	9,200	-	32,686
Demo Expense	-		-
Other general and administrative	137,963	31,770	-	91,238	28,800
Total operating expenses	892,500	107,912	6,155	672,755	91,793
(Loss) from operations	(911,032)	(128,475)	(6,155)	(690,678)	(84,658)

Other income (expense):
Interest Income	4,275	1,227	-	4,241	30
Interest (expense)	(49,624)	(9,604)	-	(49,624)	-
(Loss) before taxes	(956,381)	(136,852)	(6,155)	(736,061)	(84,628)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (956,381)	$ (136,852)	$ (6,155)	$ (736,061)	$ (84,628)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)	$ (0.02)	$ (0.00)

Weighted average number of shares outstanding		41,157,133	40,569,500	41,157,133	40,519,250

			F-3

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Stockholders' Deficit
Restated

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, July 15, 2005 through December 31, 2005 Restated:
Balances, December 31, 2005	81,005,000	$ 81,005	$ -	$ (135,692)	$ (54,687)

Effects of Reverse Merger with LFG
September 30, 2006	(40,435,367)	(40,435)	31,799		(8,636)

Net (loss)				(84,628)	(84,628)
Balances, December 31, 2006	40,569,633	$ 40,570	$ 31,799	$ (220,320)	$ (147,951)

Conversion of subordinated debt
June 19, 2007	1,000,000	1,000	699,000		700,000

Issuance for services rendered
July 14, 2007	100,000	100	99,900		100,000

Net (loss)				(736,061)	(736,061)

Balances, December 31, 2007	41,669,633	$ 41,670	$ 830,699	$ (956,381)	$ (84,012)

F-4

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Restated
	Cumulative,
	Inception,
	July 15,
	2005 Through
	December 31,	December 31,	December 31,
	2007	2007	2006
Cash flows from operating activities:
Net (loss)	$ (956,381)	$ (736,061)	$ (84,628)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,005	100,000
Effects of reverse merger with LFG	(8,636)		(8,636)
Depreciation and Amortization	2,006	2,006	-
Change in current assets and liabilities:
Funds held in trust, Attorney		1,412	1,508
Inventory	(75,239)	(65,369)	-
Accounts receivable		3,500	-
Deposits	-		-
Accounts payable and accrued expenses	21,894	19,065	(26,662)
Net cash flows from operating activities	(835,351)	(675,447)	(118,418)
Cash flows from investing activities:
Purchase of fixed assets	(33,688)	(33,688)	-
Website development costs incurred			-
Net cash flows from investing activities	(33,688)	(33,688)	-
Cash flows from financing activities:
Proceeds from sale of common stock	700,000	700,000	-
Advances from/to shareholder	(43,283)	(118,814)	48,545
Convertible Note Payable	300,000	100,000	200,000
Advance from Lantz Financial, Inc.	24,500		10,000
Net cash flows from financing activities	981,217	681,186	258,545
Net cash flows	112,178	(27,949)	140,127
Cash and equivalents, beginning of period	-	140,127	-
Cash and equivalents, end of period	$ 112,178	$ 112,178	$ 140,127

Supplemental cash flow disclosures:
Cash paid for interest	$ (49,624)	$ (49,624)	$ -
Cash paid for income taxes	-	-	-

F-5

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2007

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

December 31, 2007

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

December 31, 2007

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

December 31, 2007

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

December 31, 2007

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

December 31, 2007

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

December 31, 2007

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

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

Item 8A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

PART III

Item 13.  Exhibits

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously filed
21	Subsidiaries of Hitor Group	Included
31	Rule 31a-14(a)/15d-14(a) Certification	Included
32	Section 1350	Included

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HITOR GROUP. INC.

_________________________________

Ken Martin

President, Chief Executive Officer, Director

Date:  June 12, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

__________________

Ken Martin

Chief Executive Officer,

Chief Accounting Officer,

Director

Date:  June 12, 2009

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007