Form 10-Q/A
period 2008-03-31
HITOR GROUP, IN.
filed 2009-06-15
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

AMENDMENT NO. 1

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

Smaller reporting company

[X]

Shell Company:

[  ] Yes

[X]

No

As of March 31, 2008, the issuer had 41,684,633 issued and outstanding of its common stock.

EXPLANATORY NOTE

This Amendment #1 on Form 10-Q/A amends and restates items identified below with respect to the Form 10-Q filed by Hitor, Inc. (formerly know as Nano-Jet Corp.) (the “Company”) for the period ended March 31, 2008, with the Securities and Exchange Commission (the “SEC”) on May 15, 2008, (the “Original Filing”). The purpose of this Amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons fully set forth in Note 2 to the financial statements included in Item 1 (Financial Statements) herein. Other than as set forth below, the Original Filing continues to speak as of the date of the filing thereof, and the disclosure relating to items not being updated remains unchanged.

We would encourage any user of this filing to review our current filings for the most accurate current information. This Amendment is being filed as a corrected historical document.

This Amendment amends and restates the information in “Item 1. Financial Statements,” “Item 2. Management’s Discussion and Analysis,” and “Item 4 Controls and Procedures” of the Original Filing. This Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements
Restated

Balance Sheet:
March 31, 2008 and December 31, 2007	F-2

Statements of Operations:
For the three months ended March 31, 2008 and 2007	F-3

Statements of Stockholders' Deficit:
For the three months ended March 31, 2008	F-4

Statements of Cash Flows:
For the three months ended March 31, 2008 and 2007	F-5

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet
Restated
	(Unaudited)	(Audited)
	March 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash	$ 36,133	$ 112,178
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	43,283	43,283
Inventory	75,239	75,239
Total current assets	154,655	230,700

Fixed Assets
Furniture and Equipment	8,890	8,330
Computer Equipment	4,454	4,454
Leasehold Improvements	20,904	20,904
Total Fixed Assets	34,248	33,688
Less Accumulated Depreciation	(2,953)	(2,006)
Net Fixed Assets	31,295	31,682

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 185,950	$ 262,382

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 25,918	$ 21,894
Deposit	-	-
Advances from shareholder	-	-
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	50,418	46,394

Long-term liabilities:
Convertible Notes Payable	300,000	300,000

Total long-term liabilities	300,000	300,000

Total liabilities	350,418	346,394

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
41,684,633 shares issued and outstanding	41,685	41,670
Capital in excess of par value	845,684	830,699
Deficit accumulated during the development stage	(1,051,837)	(956,381)
Total stockholders' deficit	(164,468)	(84,012)
Total liabilities and stockholders' deficit	$ 185,950	$ 262,382

F-2

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Restated (Unaudited)
	Cumulative,
	Inception,
	July 15,	Three Months	Three Months	Three Months	Three Months
	2005 Through	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2008	2007	2008	2007

Sales	$ 21,675	$ -	$ 5,300	$ -	$ 5,300

Cost of Sales	40,207	-	2,500	-	2,500

Cost of Sales	(18,532)	-	2,800	-	2,800

General and administrative expenses:
Salaries	142,880	19,500	21,000	19,500	21,000
Depreciation	2,952	946	-	946	-
Legal and professional	592,454	40,760	24,938	40,760	24,938
Marketing and Advertising	9,030	3,194		3,194
Insurance	26,212	362		362
Communications	15,731	2,646	4,804	2,646	4,804
Rent	39,586	6,900	6,586	6,900	6,586
Demo Expense	-
Other general and administrative	155,427	17,463	15,316	17,463	15,316
Total operating expenses	984,272	91,771	72,644	91,771	72,644
(Loss) from operations	(1,002,804)	(91,771)	(69,844)	(91,771)	(69,844)

Other income (expense):
Interest Income	4,615	340	-	340	-
Interest (expense)	(53,648)	(4,024)	(7,917)	(4,024)	(7,917)
(Loss) before taxes	(1,051,837)	(95,455)	(77,761)	(95,455)	(77,761)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (1,051,837)	$ (95,455)	$ (77,761)	$ (95,455)	$ (77,761)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		41,670,833	40,569,633	41,670,833	40,569,633

F-3

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Stockholders' Deficit
Restated (Unaudited)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, July 15, 2005 through December 31, 2005 (Audited):
Balances, December 31, 2005	81,005,000	$ 81,005	$ -	$ (135,692)	$ (54,687)

Effects of Reverse Merger with LFG
September 30, 2006	(40,435,367)	(40,435)	31,799		(8,636)

Net (loss)				(84,628)	(84,628)
Balances, December 31, 2006	40,569,633	40,570	31,799	(220,320)	(147,951)

Conversion of subordinated debt
June 19, 2007	1,000,000	1,000	699,000		700,000

Issuance for services rendered
July 14, 2007	100,000	100	99,900		100,000

Net (loss)				(736,061)	(736,061)

Balances, December 31, 2007	41,669,633	41,670	830,699	(956,381)	(84,012)

Common Stock Issued cash
March 31, 2008	15,000	15	14,985		15,000

Net (loss)				(95,455)	(95,455)

Balances, March 31, 2008	41,684,633	$ 41,685	$ 845,684	$ (1,051,836)	$ (164,467)

F-4

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Restated (Unaudited)
	Cumulative,
	Inception,
	July 15,
	2005 Through
	March 31,	March 31,	March 31,
	2008	2008	2007
Cash flows from operating activities:
Net (loss)	$ (1,051,837)	$ (95,455)	$ (77,761)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,005
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	2,952	946
Change in current assets and liabilities:
Funds held in trust, Attorney		-
Inventory	(75,239)	-	(91,638)
Accounts receivable		-	3,500
Deposits	-		-
Accounts payable and accrued expenses	25,919	4,024	88
Net cash flows from operating activities	(925,836)	(90,485)	(165,811)
Cash flows from investing activities:
Purchase of fixed assets	(34,248)	(560)
Website development costs incurred			(1,549)
Net cash flows from investing activities	(34,248)	(560)	(1,549)
Cash flows from financing activities:
Proceeds from sale of common stock	715,000	15,000	-
Advances from/to shareholder	(43,283)	-	(47,686)
Convertible Note Payable	300,000	-	100,000
Advance from Lantz Financial, Inc.	24,500		-
Net cash flows from financing activities	996,217	15,000	52,314
Net cash flows	36,133	(76,045)	(115,046)
Cash and equivalents, beginning of period	-	112,178	140,127
Cash and equivalents, end of period	$ 36,133	$ 36,133	$ 25,081

Supplemental cash flow disclosures:
Cash paid for interest	$ (53,648)	$ (4,024)	$ (7,917)
Cash paid for income taxes	-		-

F-5

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 30, 2008

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

March 30, 2008

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

March 30, 2008

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

Note 6 - Convertible Notes Payable:

On December 12, 2006, the Company issued a convertible notes payable in the amount of $300,000.  $200,000 of the loan was advanced in December, 2006.  In March 2007, the additional $100,000 was received.  The note is due one year from the date of issue and bears interest at the rate of 5% per annum compounded annually.  The

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 30, 2008

terms of the note allow the holder to convert the note into shares of the Company’s stock at the rate of one share per $1 of debt, including unpaid interest.  The balance of the convertible notes payable at December 31, 2007, was $300,000.

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

March 30, 2008

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

March 30, 2008

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

March 30, 2008

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

As of March 31, 2008, Hitor Group had $36,133 cash on hand. Development stage net loss for the quarter ended March 31, 2008 was $95,455 compared to $77,761 for the quarter ended March 31, 2007. The loss for the quarter ended March 31, 2008 consisted primarily of legal and accounting expenses incident to the company's development stage activities, with a nominal amount of sales revenue.

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

4.  Financing

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

Item 4. Controls and procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Its: CEO, Principal Accounting Officer

Date:  June 12, 2009