Form 10-Q/A
period 2008-06-30
HITOR GROUP, IN.
filed 2009-06-15
CIK 1224006

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

Smaller reporting company

[X]

Shell Company:

[  ] Yes

[X]

No

As of June 30, 2008, the issuer had 40,684,633 issued and outstanding of its common stock.

EXPLANATORY NOTE

This Amendment #1 on Form 10-Q/A amends and restates items identified below with respect to the Form 10-Q filed by Hitor, Inc. (formerly know as Nano-Jet Corp.) (the “Company”) for the period ended June 30, 2008, with the Securities and Exchange Commission (the “SEC”) on August 19, 2008, (the “Original Filing”). The purpose of this Amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons fully set forth in Note 2 to the financial statements included in Item 1 (Financial Statements) herein. Other than as set forth below, the Original Filing continues to speak as of the date of the filing thereof, and the disclosure relating to items not being updated remains unchanged.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements
Restated

Balance Sheet:
June 30, 2008 and December 31, 2007	F-2

Statements of Operations:
For the six months ended June 30, 2008 and 2007	F-3

Statements of Stockholders' Deficit:
For the six months ended June 30, 2008	F-4

Statements of Cash Flows:
For the six months ended June 30, 2008 and 2007	F-5

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet
Restated
	(Unaudited)	(Audited)
	June 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash	$ 10,550	$ 112,178
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	33,283	43,283
Inventory	75,239	75,239
Total current assets	119,072	230,700

Fixed Assets
Furniture and Equipment	8,936	8,330
Computer Equipment	4,454	4,454
Leasehold Improvements	20,904	20,904
Total Fixed Assets	34,294	33,688
Less Accumulated Depreciation	(2,952)	(2,006)
Net Fixed Assets	31,342	31,682

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 150,414	$ 262,382

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 29,992	$ 21,894
Deposit	-	-
Advances from shareholder	-	-
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	54,492	46,394

Long-term liabilities:
Convertible Notes Payable	300,000	300,000

Total long-term liabilities	300,000	300,000

Total liabilities	354,492	346,394

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
40,584,500 shares issued and outstanding	41,685	41,670
Capital in excess of par value	845,684	830,699
Deficit accumulated during the development stage	(1,091,447)	(956,381)
Total stockholders' deficit	(204,078)	(84,012)
Total liabilities and stockholders' deficit	$ 150,414	$ 262,382

F-2

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Restated (Unaudited)
	Cumulative,
	Inception,
	July 15,	Three Months	Three Months	Six Months	Six Months
	2005 Through	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2008	2007	2008	2007

Sales	$ 21,675	$ -	$ 1,975	$ -	$ 7,275

Cost of Sales	40,207	-	2,500	-	5,000

Cost of Sales	(18,532)	-	(525)	-	2,275

General and administrative expenses:
Salaries	149,380	6,500	1,500	26,000	22,500
Depreciation	2,952	-	-	946	-
Legal and professional	598,865	6,411	130,299	47,171	155,237
Marketing and Advertising	11,590	2,560	3,164	5,754	3,164
Insurance	26,343	131	21,233	493	21,233
Communications	17,513	1,782		4,428	4,804
Rent	46,886	7,300	8,900	14,200	15,486
Demo Expense	-
Other general and administrative	166,281	10,854	18,307	28,319	33,624
Total operating expenses	1,019,810	35,538	183,403	127,311	256,048
(Loss) from operations	(1,038,342)	(35,538)	(183,928)	(127,311)	(253,773)

Other income (expense):
Interest Income	4,617	2	-	342
Interest (expense)	(57,722)	(4,074)	(28,178)	(8,097)	(36,095)
(Loss) before taxes	(1,091,447)	(39,610)	(212,106)	(135,066)	(289,868)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (1,091,447)	$ (39,610)	$ (212,106)	$ (135,066)	$ (289,868)

Basic earnings (loss) per common share		$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding		41,674,633	40,652,966	41,674,633	40,652,966

F-3

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Stockholders' Deficit
Restated (Unaudited)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, July 15, 2005 through December 31, 2005 (Audited):
Balances, December 31, 2005	81,005,000	$ 81,005	$ -	$ (135,692)	$ (54,687)

Effects of Reverse Merger with LFG
September 30, 2006	(40,435,500)	(40,435)	31,799		(8,636)

Net (loss)				(84,628)	(84,628)
Balances, December 31, 2006	40,569,500	40,570	31,799	(220,320)	(147,951)

Conversion of subordinated debt
June 19, 2007	1,000,000	1,000	699,000		700,000

Issuance for services rendered
July 14, 2007	100,000	100	99,900		100,000

Net (loss)				(736,061)	(736,061)

Balances, December 31, 2007	41,669,500	41,670	830,699	(956,381)	(168,640)

Common Stock Issued cash
March 31, 2008	15,000	15	14,985		15,000

Net (loss)				(135,066)	(135,066)

Balances, June 30, 2008	41,684,500	$ 41,685	$ 845,684	$ (1,091,447)	$ (288,706)

F-4

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Restated (Unaudited)
	Cumulative,
	Inception,
	July 15,
	2005 Through
	June 30,	June 30,	June 30,
	2008	2008	2007
Cash flows from operating activities:
Net (loss)	$ (1,091,447)	$ (135,066)	$ (289,868)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,005
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	2,952	946
Change in current assets and liabilities:
Funds held in trust, Attorney		-
Inventory	(75,239)	-	(89,138)
Accounts receivable		-	3,500
Deposits	-		-
Accounts payable and accrued expenses	29,993	8,099	11,116
Net cash flows from operating activities	(961,372)	(126,021)	(364,390)
Cash flows from investing activities:
Purchase of fixed assets	(34,295)	(607)	(10,100)
Website development costs incurred
Net cash flows from investing activities	(34,295)	(607)	(10,100)
Cash flows from financing activities:
Proceeds from sale of common stock	715,000	15,000	700,000
Advances from/to shareholder	(33,283)	10,000	(117,410)
Convertible Note Payable	300,000	-	100,000
Advance from Lantz Financial, Inc.	24,500		-
Net cash flows from financing activities	1,006,217	25,000	682,590
Net cash flows	10,550	(101,628)	308,100
Cash and equivalents, beginning of period	-	112,178	140,127
Cash and equivalents, end of period	$ 10,550	$ 10,550	$ 448,227

Supplemental cash flow disclosures:
Cash paid for interest	$ (57,722)	$ (8,097)	$ (36,095)
Cash paid for income taxes	-		-

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

Deposit – The deposit is a customers prepayment for purchase of inventory.  Since the customer has not decided the exact items they wish to purchase it has not been recorded as a sale.  When the customer decides and the parts are shipped the sale will be recorded.

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

As of June 30, 2008, Hitor Group had $10,550 cash on hand. Development stage net loss for the quarter ended June 30, 2008 was $127,311 compared to $289,868 for the quarter ended June 30, 2007. The loss for the quarter ended June 30, 2008 consisted primarily of legal and accounting expenses incident to the company's development stage activities, with a nominal amount of sales revenue.

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

Item 4T. Controls and procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

We have noted material weaknesses and significant deficiencies in our internal controls over financial reporting as a result of material misstatements relating to our financial statements from September 30, 2006 to September 30, 2008 as outlined above.  For more information on the material weakness, refer to Item 8 of Form 10-K/A for the year ended December 31, 2008 as filed on May 15, 2009.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Dated:  June 12, 2009