Form 10-Q/A
period 2008-09-30
HITOR GROUP, IN.
filed 2009-06-15
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

AMENDMENT NO. 1

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Smaller reporting company

[X]

Shell Company:

[  ] Yes

[X]

No

As of September 30, 2008, the issuer had 41,684,633 issued and outstanding of its common stock.

EXPLANATORY NOTE

This Amendment #1 on Form 10-Q/A amends and restates items identified below with respect to the Form 10-Q filed by Hitor, Inc. (formerly know as Nano-Jet Corp.) (the “Company”) for the period ended September 30, 2008, with the Securities and Exchange Commission (the “SEC”) on November 17, 2008 (the “Original Filing”). The purpose of this Amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons fully set forth in Note 2 to the financial statements included in Item 1 (Financial Statements) herein. Other than as set forth below, the Original Filing continues to speak as of the date of the filing thereof, and the disclosure relating to items not being updated remains unchanged.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements
(Restated)

Balance Sheet:
September 30, 2008 and December 31, 2007	F-2

Statements of Operations:
For the nine months ended September 30, 2008 and 2007	F-3

Statements of Stockholders' Deficit:
For the nine months ended September 30, 2008	F-4

Statements of Cash Flows:
For the nine months ended September 30, 2008 and 2007	F-5

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet
(Restated)
	(Unaudited)	(Audited)
	September 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash	$ 69,982	$ 112,178
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	39,983	43,283
Inventory	71,089	75,239
Total current assets	181,054	230,700

Fixed Assets
Furniture and Equipment	8,936	8,330
Computer Equipment	4,454	4,454
Leasehold Improvements	20,904	20,904
Total Fixed Assets	34,294	33,688
Less Accumulated Depreciation	(5,845)	(2,006)
Net Fixed Assets	28,449	31,682

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 209,503	$ 262,382

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 34,117	$ 21,894
Deposit	150,000	-
Advances from shareholder	-	-
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	208,617	46,394

Long-term liabilities:
Convertible Notes Payable	300,000	300,000

Total long-term liabilities	300,000	300,000

Total liabilities	508,617	346,394

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
41,684,633 shares issued and outstanding	41,685	41,670
Capital in excess of par value	845,684	830,699
Deficit accumulated during the development stage	(1,186,483)	(956,381)
Total stockholders' deficit	(299,114)	(84,012)
Total liabilities and stockholders' deficit	$ 209,503	$ 262,382

F-2

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Restated (Unaudited)
	Cumulative,
	Inception,
	July 15,	Three Months	Three Months	Nine Months	Nine Months
	2005 Through	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2008	2007	2008	2007

Sales	$ 29,022	$ 7,347	$ 1,365	$ 7,347	$ 8,640

Cost of Sales	44,357	4,150	1,000	4,150	6,000

Cost of Sales	(15,335)	3,197	365	3,197	2,640

General and administrative expenses:
Salaries	163,230	13,850	29,500	39,850	52,000
Depreciation	5,845	2,893	-	3,839	-
Legal and professional	643,843	44,978	242,489	92,149	397,726
Marketing and Advertising	11,730	140	-	5,894	3,164
Insurance	26,474	131	-	624	21,233
Communications	20,343	2,830	2,962	7,258	7,766
Rent	60,109	13,223	8,000	27,423	23,486
Demo Expense	-
Other general and administrative	182,344	16,063	25,845	44,382	59,468
Total operating expenses	1,113,918	94,108	308,796	221,419	564,843
(Loss) from operations	(1,129,253)	(90,911)	(308,431)	(218,222)	(562,203)

Other income (expense):
Interest Income	4,617	-	3,014	342	3,014
Interest (expense)	(61,847)	(4,125)	(3,925)	(12,222)	(40,020)
(Loss) before taxes	(1,186,483)	(95,036)	(309,342)	(230,102)	(599,209)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (1,186,483)	$ (95,036)	$ (309,342)	$ (230,102)	$ (599,209)

Basic earnings (loss) per common share		$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding		41,683,383	40,927,965	41,683,383	40,927,965

F-3

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Stockholders' Deficit
Restated (Unaudited)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, July 15, 2005 through December 31, 2005:
Balances, December 31, 2005	81,005,000	$ 81,005	$ -	$ (135,692)	$ (54,687)

Effects of Reverse Merger with LFG
September 30, 2006	(40,435,500)	(40,435)	31,799		(8,636)

Net (loss)				(84,628)	(84,628)
Balances, December 31, 2006	40,569,500	40,570	31,799	(220,320)	(147,951)

Conversion of subordinated debt
June 19, 2007	1,000,000	1,000	699,000		700,000

Issuance for services rendered
July 14, 2007	100,000	100	99,900		100,000

Net (loss)				(736,061)	(736,061)

Balances, December 31, 2007	41,669,500	41,670	830,699	(956,381)	(168,640)

Common Stock Issued cash
March 31, 2008	15,000	15	14,985		15,000

Net (loss)				(230,102)	(230,102)

Balances, June 30, 2008	41,684,500	$ 41,685	$ 845,684	$ (1,186,483)	$ (383,742)

F-4

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Restated (Unaudited)
	Cumulative,
	Inception,
	July 15,
	2005 Through
	September 30,	September 30,	September 30,
	2008	2008	2007

Cash flows from operating activities:
Net (loss)	$ (1,186,483)	$ (230,102)	$ (599,209)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,005		100,000
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	5,845	3,839
Change in current assets and liabilities:
Funds held in trust, Attorney		-
Inventory	(71,089)	4,150	(88,138)
Accounts receivable		-	3,500
Deposits	150,000	150,000
Accounts payable and accrued expenses	34,118	12,224	15,091
Net cash flows from operating activities	(895,240)	(59,889)	(568,756)

Cash flows from investing activities:
Purchase of fixed assets	(34,295)	(607)	(24,249)
Website development costs incurred
Net cash flows from investing activities	(34,295)	(607)	(24,249)

Cash flows from financing activities:
Proceeds from sale of common stock	715,000	15,000	700,000
Advances from/to shareholder	(39,983)	3,300	(125,310)
Convertible Note Payable	300,000	-	100,000
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	999,517	18,300	674,690
Net cash flows	69,982	(42,196)	81,685

Cash and equivalents, beginning of period	-	112,178	140,127
Cash and equivalents, end of period	$ 69,982	$ 69,982	$ 221,812

Supplemental cash flow disclosures:
Cash paid for interest	$ (61,847)	$ (12,222)	$ (40,020)
Cash paid for income taxes	-

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

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2008

Note 8 - Stock Subscriptions

On March 22, 2007, the Company issued a stock subscription in the amount of $700,000.  The subscription is for 1,000,000 shares at a rate of $0.70 per share.  Among other provisions, the subscription holder has exclusive selling rights to the Company’s product in Poland and responsibilities to sell preset amounts of product.

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

As of September 30, 2008, Hitor Group had $69,982 cash on hand. Development stage net loss for the quarter ended September 30, 2008 was $230,102 compared to $599,209 for the quarter ended September 30, 2007. The loss for the quarter ended September 30, 2008, consisted primarily of legal and accounting expenses incident to the company's development stage activities, with a nominal amount of sales revenue.

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