Form 10-K/A
period 2008-12-31
HITOR GROUP, IN.
filed 2009-06-15
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

This Amendment #1 on Form 10-k/A amends and restates items identified below with respect to the Form 10-k filed by Hitor, Inc. (formerly know as Nano-Jet Corp.) (the “Company”) for the period ended December 31, 2008, with the Securities and Exchange Commission (the “SEC”) on April 15 2009, (the “Original Filing”). The purpose of this correct the notes to Financial Statements under Item 8, and Management’s disclosures under Item 9A, Controls and Procedures, pursuant to restatements of previously filed financial statements for the period from September 30, 2006, to September 30 2008.  Other than as set forth below, the Original Filing continues to speak as of the date of the filing thereof, and the disclosure relating to items not being updated remains unchanged.

We would encourage any user of this filing to review our current filings for the most accurate current information. This Amendment is being filed as a corrected historical document.

This Amendment amends and restates the information in “Item 7. Financial Statements,” as they pertain to the Notes to Financial Statements only, and “Item 9A Controls and Procedures” of the Original Filing. This Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

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

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

Specifically, we have noted the following material weaknesses and significant deficiencies in our internal controls over financial reporting and disclosure:

· we do not have sufficient segregation of duties in our day-to-day operations and have not implemented compensating controls to offset the material weaknesses noted;

· we have noted material weaknesses with respect to our financial reporting process, most notably our internal audit functions;

· we have noted material weaknesses with respect to our corporate governance and control environment, as noted by restatements of our financial statements from September 30, 2006, to September 30, 2008, due to material misstatements noted in the mis-classification and treatment of our reverse merger, as more fully described in Note 1 to the financial statements filed with this report.  We have restated all financial statements from September 30, 2006 to September 30, 2008.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

We have noted material weaknesses and significant deficiencies in our internal controls over financial reporting as a result of material misstatements relating to our financial statements from September 30, 2006 to September 30, 2008 as outlined above.  More specifically, the material weakness relates to a lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP resulting in a lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to the treatment of mergers and acquisitions.

In efforts to address this material weakness, the Company is taking the following remedial actions: (i) providing additional training and education for our accounting staff with respect to U.S. GAAP; and (ii) consulting with external professional expertise on an earlier basis with respect to interpretation issues with U.S. GAAP.

(c) Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008

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

Dated June 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

________________________________

Ken Martin

Chief Executive Officer,

Chief Accounting Officer,

Director

Dated:  June 12, 2009

Hitor Group, Inc. Form 10-K for year ended Dec. 31, 2008