Form 10-Q
period 2009-06-30
HITOR GROUP, IN.
filed 2009-08-19
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Smaller reporting company

[X]

Shell Company:

[  ] Yes

[X]

No

As of June 30, 2009, the issuer had 41,684,633 issued and outstanding of its common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements

Balance Sheet:
June 30, 2009 and December 31, 2008	F-1

Statements of Operations:
For the three and six months ended June 30, 2009 and 2008	F-2

Statements of Cash Flows:
For the Six months ended June 30, 2009 and 2008	F-3

Notes to Financial Statements:
June 30, 2009	F-4

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet

	(unaudited)	(audited)
	June 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash	$ 2,216	$ 903
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	-	-
Inventory	71,982	72,089
Total current assets	74,198	72,992

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	4,454	4,454
Leasehold Improvements	20,904	20,904
Total Fixed Assets	34,294	34,294
Less Accumulated Depreciation	(7,871)	(5,846)
Net Fixed Assets	26,423	28,448

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 100,621	$ 101,440

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 39,293	$ 39,293
Convertible Notes Payable	300,000	300,000
Deposit	150,000	150,000
Notes payable	28,485	-
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	542,278	513,793

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	542,278	513,793

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
41,684,633 shares issued and outstanding	41,685	41,685
Capital in excess of par value	845,684	845,684
Deficit accumulated during the development stage	(1,329,026)	(1,299,722)
Total stockholders' deficit	(441,657)	(412,353)
Total liabilities and stockholders' deficit	$ 100,621	$ 101,440

The accompanying notes are an integral part of these statements.
F-1

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations

	Cumulative,
	Inception,
	July 15,	Three Months	Three Months	Six Months	Six Months
	2005 Through	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2009	2008	2009	2008

Sales	$ 31,723	$ -	$ -	$ 2,701	$ -

Cost of Sales	47,858	-	-	107	-

Cost of Sales	(16,135)	-	-	2,594	-

General and administrative expenses:
Salaries	228,693	-	6,500	3,300	26,000
Depreciation	7,871	1,066	-	2,026	946
Legal and professional	659,962	130	6,411	5,678	47,171
Marketing and Advertising	12,341	261	2,560	351	5,754
Insurance	31,630	-	131	44	493
Communications	27,035	1,381	1,782	3,119	4,428
Rent	70,004	450	7,300	4,133	14,200
Demo Expense	-
Other general and administrative	212,499	4,357	10,854	11,797	28,319
Total operating expenses	1,250,035	7,645	35,538	30,448	127,311
(Loss) from operations	(1,266,170)	(7,645)	(35,538)	(27,854)	(127,311)

Other income (expense):
Interest Income	4,617	-	2	-	342
Interest (expense)	(67,473)	(1,450)	(4,074)	(1,450)	(8,097)
(Loss) before taxes	(1,329,026)	(9,095)	(39,610)	(29,304)	(135,066)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (1,329,026)	$ (9,095)	$ (39,610)	$ (29,304)	$ (135,066)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		41,684,633	41,674,633	41,684,633	41,674,633

The accompanying notes are an integral part of these statements.

F-2

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows

	Cumulative,
	Inception,
	July 15,
	2005 Through
	June 30,	June 30,	June 30,
	2009	2009	2008
Cash flows from operating activities:
Net (loss)	$ (1,329,026)	$ (29,304)	$ (135,066)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,006		-
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	7,871	2,025	946
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	(71,982)	107
Accounts receivable		-	-
Deposits	150,000	-
Accounts payable and accrued expenses	39,293		8,099
Net cash flows from operating activities	(1,031,474)	(27,172)	(126,021)
Cash flows from investing activities:
Purchase of fixed assets	(34,295)	-	(607)
Website development costs incurred
Net cash flows from investing activities	(34,295)	-	(607)
Cash flows from financing activities:
Proceeds from sale of common stock	715,000	-	15,000
Proceeds from notes payable	28,485	28,485	10,000
Convertible Note Payable	300,000	-	-
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,067,985	28,485	25,000
Net cash flows	2,216	1,313	(101,628)
Cash and equivalents, beginning of period	-	903	112,178
Cash and equivalents, end of period	$ 2,216	$ 2,216	$ 10,550

Supplemental cash flow disclosures:
Cash paid for interest	$ (67,473)	$ (1,450)	$ (8,097)
Cash paid for income taxes	-		-

The accompanying notes are an integral part of these statements.
F-3

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2009

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

June 30, 2009

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

The following table represents the effects of the restated statements as of December 31, 2007:

	Restated	Original
	2007	2007
Sales	11,175	11,175

Loss	(736,061)	(647,286)

Common Stock	41,670	40,669

Paid in Surplus	830,699	171,900

Retained Deficit	(956,381)	(858,729)

Earnings Per Share	0.0200	0.0068

Note 3 - Uncertainty, going concern:

At June 30, 2009, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2009

officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

June 30, 2009

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

June 30, 2009

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

June 30, 2009

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

June 30, 2009

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

The following plan of operation should be read in conjunction with June 30, 2009, financial statements and the related notes elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

As of June 30, 2009, Hitor Group had $2,216 cash on hand. Development stage net loss for the quarter ended June 30, 2009, was $9,095 compared to $39,610 for the quarter ended June 30, 2008. The loss for the quarter ended June 30, 2009, consisted primarily of legal and accounting expenses incident to the company's development stage activities, with a nominal amount of sales revenue.

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

Item 4T. Controls and procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

August 19, 2009