Form 10-K/A
period 2006-12-31
HITOR GROUP, IN.
filed 2009-10-13
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

AMENDMENT NO. 2

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

Registrant’s telephone number: (425) 788-9823

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ]  Yes     [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ]  Yes     [X]  No

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on tis corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T §232.405 of this chapter) during the preceding 12 months (or for such shorter period that t6he registrant was required to submit and post such files).

[  ]  Yes

[X]  No (Not required by smaller reporting companies)

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

EXPLANATORY NOTE

This Amendment #2 on Form 10-K/A amends and restates items identified below with respect to the Form 10-KSB filed by Hitor, Inc. (formerly know as Nano-Jet Corp.) (the “Company”) for the period ended December 31, 2006, with the Securities and Exchange Commission (the “SEC”) on April 17, 2007 (the “Original Filing”), and the amendment filed June 15, 2009 (Amendment #1).  The purpose of this Amendment is to include the auditors report which was inadvertently omitted from Amendment #1.  No other portion of either the original filing or Amendment #1 has been changed.

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

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hitor Group, Inc. (formerly Nano-Jet, Corp)

I have audited the accompanying balance sheets of Hitor Group, Inc. (formerly Nano-Jet, Corp) Restated  (A Development Stage Company) as of December 31, 2006, and the related restated statements of operations, stockholders’ equity and cash flows for the years then ended, and the period July 15, 2005(inception) to December 31, 2006.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitor Group, Inc. (formerly Nano-Jet, Corp) (A Development Stage Company) as of December 31, 2006 and the results of its operations and cash flows for the years then ended and July 15, 2005(inception), to December 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

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

Management has elected to restate the financial statements to record the acquisition of Hitor Group, Inc. (formerly Nano-Jet, Corp) as a reverse merger I accordance with SEC Accounting and Reporting Manual Section 10.516 Reverse Acquisitions.

Seattle, Washington

April 16, 2007, except the restatement for which the date is March 29, 2009

F-1

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

Inventory – Inventory is recorded at lower of cost or market, cost is computed on a first-in first-out basis.  The inventory consists of imported parts.

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

Note 2 - Restated Statements – The financial statements have been revised due to management’s determination that the merger of the Company with LFG International, Inc. which was originally shown as an acquisition was in fact a reverse merger.  All statements since September 30, 2006, date of merger, have been revised for this correction.

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

Note 5 – Advance from Lantz Financial, Inc.:

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

Note 9 – Merger with LFG International, Inc.:

Effective September 30, 2006 the Company issued 67,000 shares of its common stock as part of the merger with LFG International, Inc.  The Company has issued a significant amount of its stock to acquire the Company and therefore is considered a reverse acquisition under SFAS No. 141.

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2006

As part of the reverse acquisition the Company initiated a 2:1 stock reversal at date of transaction.

At the time of the merger, September 30, 2006, the assets and liabilities of the Company and LFG International consisted of the following:

	Nano Jet	LFG	Adjustment	Combined
ASSETS:
Current Assets:
Cash	$ 447	$ -		$ 447
Cash held in trust account		2,920		2,920
Accounts receivable	3,500			3,500
Inventory	9,870			9,870

Total Current Assets	13,817	2,920		16,737

TOTAL ASSETS	$ 13,817	$ 2,920		$ 16,737

LIABILITIES AND STOCKHOLDERS DEFICIT:
Current Liabilities:
Accounts payable	$ -	$ 41,569	$ (41,569)	$ -
Accrued expenses	3,516	17,000	(20,516)	-

Total Current Liabilities	3,516	58,569	(62,085)	-

Long Term Liabilities:
Shareholder loans	118,461	20,000	(4,428)	134,033
Loans payable	25,000	24,500	(25,000)	24,500

Total Long Term Liabilities	143,461	44,500	(29,428)	158,533

Stockholders Deficit:
Common stock	81,005	67	(40,502)	40,570
Paid in capital		72,000	(40,201)	31,799
Accumulated deficit	(214,165)	(172,216)	172,216	(214,165)

Total Stockholders Deficit	(133,160)	(100,149)	91,513	(141,796)

TOTAL LIABILITIES AND
STOCKHOLDERS DEFICIT	$ 13,817	$ 2,920	$ -	$ 16,737

The Company has verified the existence of the assets and has combined them for the total assets of $16,737.  However, while examining the amount of liabilities it was determined that a vast amount of these would not actually be paid.  Due to the excess years on these payables it was determined that it would not acquire these aged liabilities.  Therefore, the Company eliminated $41,569 in accounts payable, $20,516 in accrued expenses, $25,000 in notes payable and $4428 in shareholder payables.  These liabilities were adjusted against capital in excess of par value.  The $3,516 in accrued expenses on Nano Jet were similar to the LFG expenses and were also written off.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-

Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2006

called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Date:  October 1, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

__________________

Ken Martin

Chief Executive Officer,

Chief Accounting Officer,

Director

Date:  October 1, 2009