Form 10-K/A
period 2007-12-31
HITOR GROUP, IN.
filed 2009-10-13
CIK 1224006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on tis corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T §232.405 of this chapter) during the preceding 12 months (or for such shorter period that t6he registrant was required to submit and post such files).

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

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

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

EXPLANATORY NOTE

This Amendment #2 on Form 10-K/A amends and restates items identified below with respect to the Form 10-KSB filed by Hitor, Inc. (formerly know as Nano-Jet Corp.) (the “Company”) for the period ended December 31, 2007, with the Securities and Exchange Commission (the “SEC”) on April 7, 2008 (the “Original Filing”), and amended June 15, 2009 (Amendment #1). The purpose of this Amendment is to include the auditors report inadvertently omitted from Amendment No. 1.  No other information or portions of the document are being amended.

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007

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

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hitor Group, Inc. (formerly Nano-Jet, Corp, formerly LFG International, Inc.)

I have audited the accompanying balance sheets of Hitor Group, Inc. (formerly Nano-Jet, Corp) Restated  (A Development Stage Company) as of December 31, 2007 and 2006, and the related restated statements of operations, stockholders’ equity and cash flows for the years then ended, and the period July 15, 2005(inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitor Group, Inc. (formerly Nano-Jet, Corp) (A Development Stage Company) as of December 31, 2007 and 2006 and the results of its operations and cash flows for the years then ended and July 15, 2005(inception), to December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

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

Seattle, Washington

March 28, 2008, Except the restatement for which the date is March 29, 2009

F-1

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

Note 2 - Restated Statements – The financials statements have been revised due to management’s determination that the merger of the Company with LFG International, Inc. which was originally shown as an acquisition was in fact a reverse merger.  All statements since September 30, 2006, date of merger, have been revised for this correction.

The following table represents the effects of the restated statements as of December 31, 2007 and 2006:

	Revised	Original	Revised	Original
	2006	2006	2007	2007
Sales	10,500	-	11,175	11,175

Loss	(84,628)	(70,350)	(736,061)	(647,286)

Common Stock	40,570	40,569	41,670	40,669

Paid in Surplus	31,799	72,000	830,699	171,900

Retained Deficit	(220,320)	(211,443)	(956,381)	(858,729)

Earnings Per Share	-	0.0622	0.0200	0.0068

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

Note 4 – Advance from Lantz Financial, Inc.:

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

Note 8 – Merger with LFG International, Inc.:

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

Note 9 – Stock Subscriptions

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

__________________

Ken Martin

Chief Executive Officer,

Chief Accounting Officer,

Director

Date:  October 1, 2009

Hitor Group, Inc. Form 10-KSB for year ended Dec. 31, 2007