Form 10-K/A
period 2008-12-31
HITOR GROUP, IN.
filed 2009-10-13
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

2ND AMENDMENT TO

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

Registrant’s  telephone number: (206-245-5533)

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

EXPLANATORY NOTE

This Amendment #2 on Form 10-k/A amends and restates items identified below with respect to the Form 10-k filed by Hitor, Inc. (formerly know as Nano-Jet Corp.) (the “Company”) for the period ended December 31, 2008, with the Securities and Exchange Commission (the “SEC”) on April 15 2009, (the “Original Filing”), and amended June 15, 2009 (Amendment #1). The purpose of this amendment is to correct the notes to Financial Statements under Item 8, and Management’s disclosures under Item 9A, Controls and Procedures, pursuant to restatements of previously filed financial statements for the period from September 30, 2006, to September 30 2008, and to respond to certain comments issued by the SEC in response to Amendment #1.  Other than as set forth below, the Original Filing continues to speak as of the date of the filing thereof, and the disclosure relating to items not being updated remains unchanged.

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

Item 8.

Financial Statements

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Balance Sheet:
December 31, 2008 and December 31, 2007	F-2

Statements of Operations:
For the year ended December 31, 2008 and 2007	F-3

Statements of Stockholders' Deficit:
For the year ended December 31, 2008	F-4

Statements of Cash Flows:
For the year ended December 31, 2008 and 2007	F-5

Notes to Financial Statements:
December 31, 2008	F-6

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

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

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations

	Cumulative,
	Inception,
	July 15,	Year	Year
	2005 Through	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2008	2007

Sales	$ 29,022	$ 7,347	$ 11,175

Cost of Sales	47,751	7,544	29,098

Cost of Sales	(18,729)	(197)	(17,923)

General and administrative expenses:
Salaries	225,393	102,013	71,500
Depreciation	5,845	3,839	2,006
Legal and professional	654,284	102,590	437,126
Marketing and Advertising	11,990	6,154	5,260
Insurance	31,586	5,736	22,364
Communications	23,916	10,831	10,575
Rent	65,871	33,185	32,686
Demo Expense	-
Other general and administrative	200,702	62,740	91,238
Total operating expenses	1,219,587	327,088	672,755
(Loss) from operations	(1,238,316)	(327,285)	(690,678)

Other income (expense):
Interest Income	4,617	342	4,241
Interest (expense)	(66,023)	(16,398)	(49,624)
(Loss) before taxes	(1,299,722)	(343,341)	(736,061)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (1,299,722)	$ (343,341)	$ (736,061)

Basic earnings (loss) per common share		$ (0.01)	$ (0.02)

Weighted average number of shares outstanding		41,684,633	40,569,500

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, July 15, 2005 through December 31, 2005:
Balances, December 31, 2005	81,005,000	$ 81,005	$ -	$ (135,692)	$ (54,687)

Effects of Reverse Merger with LFG
September 30, 2006	(40,435,500)	(40,435)	31,799		(8,636)

Net (loss)				(84,628)	(84,628)
Balances, December 31, 2006	40,569,500	40,570	31,799	(220,320)	(147,951)

Conversion of subordinated debt
June 19, 2007	1,000,000	1,000	699,000		700,000

Issuance for services rendered
July 14, 2007	100,000	100	99,900		100,000

Net (loss)				(736,061)	(736,061)

Balances, December 31, 2007	41,669,500	41,670	830,699	(956,381)	(84,012)

Common Stock Issued cash
March 31, 2008	15,000	15	14,985		15,000

Net (loss)				(343,341)	(343,341)

Balances, December 31, 2008	41,684,500	$ 41,685	$ 845,684	$ (1,299,722)	$ (412,353)

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

The Company has verified the existence of the assets and has combined them for the total assets of $16,737.  However, while examining the amount of liabilities it was determined that a vast amount of these would not actually be paid.  Due to the excess years on these payables it was determined that it would not acquire these aged liabilities.  Therefore, the Company eliminated $41,569 in accounts payable, $20,516 in accrued expenses, $25,000 in notes payable and $4428 in shareholder payables.  These liabilities were adjusted against capital in excess of par value.  The $3,516 in accrued expenses on Nano Jet was similar to the LFG expenses and were also written off.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement January 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures..

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has

evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures were not effective as of December 31, 2008. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated October 1, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

________________________________

Ken Martin

Chief Executive Officer,

Chief Accounting Officer,

Director

Dated:  June 12, 2009