Form 10-Q
period 2009-09-30
HITOR GROUP, IN.
filed 2009-11-23
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements

Balance Sheet:
September 30, 2009 and December 31, 2008	F-1

Statements of Operations:
For the three and six months ended September 30, 2009 and 2008	F-2

Statements of Cash Flows:
For the Six months ended September 30, 2009 and 2008	F-3

Notes to Financial Statements:
September 30, 2009	F-4

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet

	(unaudited)	(audited)
	September 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash	$ 3,350	$ 903
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	-	-
Inventory	77,689	72,089
Total current assets	81,039	72,992

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	4,454	4,454
Leasehold Improvements	20,904	20,904
Total Fixed Assets	34,294	34,294
Less Accumulated Depreciation	(8,937)	(5,846)
Net Fixed Assets	25,357	28,448

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 106,396	$ 101,440

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 39,293	$ 39,293
Convertible Notes Payable	400,000	300,000
Deposit	150,000	150,000
Notes payable	40,222	-
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	654,015	513,793

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	654,015	513,793

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
41,684,633 shares issued and outstanding	41,685	41,685
Capital in excess of par value	845,684	845,684
Deficit accumulated during the development stage	(1,434,988)	(1,299,722)
Total stockholders' deficit	(547,619)	(412,353)
Total liabilities and stockholders' deficit	$ 106,396	$ 101,440

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations

	Cumulative,
	Inception,
	July 15,	Three Months	Three Months	Nine Months	Nine Months
	2005 Through	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2009	2008	2009	2008

Sales	$ 31,723	$ -	$ 7,347	$ 2,701	$ 7,347

Cost of Sales	47,858	-	4,150	107	4,150

Cost of Sales	(16,135)	-	3,197	2,594	3,197

General and administrative expenses:
Salaries	228,693	-	13,850	3,300	39,850
Depreciation	8,937	1,066	2,893	3,198	3,839
Legal and professional	697,520	37,558	44,978	43,236	92,149
Marketing and Advertising	60,521	48,180	140	48,531	5,894
Insurance	31,630	-	131	44	624
Communications	30,838	3,803	2,830	7,580	7,258
Rent	71,004	1,000	13,223	5,133	27,423
Demo Expense	-
Other general and administrative	225,654	12,166	16,063	24,188	44,382
Total operating expenses	1,354,797	103,773	94,108	135,210	221,419
(Loss) from operations	(1,370,932)	(103,773)	(90,911)	(132,616)	(218,222)

Other income (expense):
Interest Income	4,617	-	-	-	342
Interest (expense)	(68,673)	(1,200)	(4,125)	(2,650)	(12,222)
(Loss) before taxes	(1,434,988)	(104,973)	(95,036)	(135,266)	(230,102)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (1,434,988)	$ (104,973)	$ (95,036)	$ (135,266)	$ (230,102)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding		41,684,633	41,683,383	41,684,633	41,683,383

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows

	Cumulative,
	Inception,
	July 15,
	2005 Through
	September 30,	September 30,	September 30,
	2009	2009	2008
Cash flows from operating activities:
Net (loss)	$ (1,434,988)	$ (135,266)	$ (230,102)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,006		-
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	8,937	3,198	3,839
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	(77,689)	(5,707)	4,150
Accounts receivable		-	-
Deposits	150,000	-	150,000
Accounts payable and accrued expenses	39,293		12,224
Net cash flows from operating activities	(1,142,077)	(137,775)	(59,889)
Cash flows from investing activities:
Purchase of fixed assets	(34,295)	-	(607)
Website development costs incurred
Net cash flows from investing activities	(34,295)	-	(607)
Cash flows from financing activities:
Proceeds from sale of common stock	715,000	-	15,000
Proceeds from notes payable	40,222	40,222	3,300
Convertible Note Payable	400,000	100,000	-
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,179,722	140,222	18,300
Net cash flows	3,350	2,447	(42,196)
Cash and equivalents, beginning of period	-	903	112,178
Cash and equivalents, end of period	$ 3,350	$ 3,350	$ 69,982

Supplemental cash flow disclosures:
Cash paid for interest	$ (68,673)	$ (2,650)	$ (12,222)
Cash paid for income taxes	-		-

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2009

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

September 30, 2009

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

Note 3 - Uncertainty, going concern:

At September 30, 2009, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2009

or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

September 30, 2009

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

The Company issued additional convertible notes payable in July of 2009 in the amount of $100,000.  The note is due one year from the date of issue and bears interest at a rate of 5% per annum compounded annually.  The terms of the note allow the holder to convert the note into shares of the Company’s stock at a rate of one share per $1 of debt including unpaid interest.  The balance of this note is $100,000 at September 30, 2009.

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

September 30, 2009

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

September 30, 2009

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

September 30, 2009

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

The following plan of operation should be read in conjunction with September 30, 2009, financial statements and the related notes elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

As of September 30, 2009, Hitor Group had $3,350 cash on hand. Development stage net loss for the quarter ended September 30, 2009, was $104,973 compared to $95,036 for the quarter ended September 30, 2008. The loss for the quarter ended September 30, 2009, consisted primarily of legal and accounting expenses, in addition to marketing expenses, incident to the company's development stage activities, with no sales revenues for the quarter ended.

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

Item 4T. Controls and procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date:

November 23, 2009