Form 10-K
period 2009-12-31
HITOR GROUP, IN.
filed 2010-04-14
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009

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

As of June 30, 2009, there were 41,684,633 shares of registrant’s common stock issued and outstanding, of which 26,484,633 shares were held by non-affiliates.  As of June 30, 2009, the average bid and ask price of the company’s common stock was $0.55.  The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009, was $14,566,548.15.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

TABLE OF CONTENTS

Contents

PART I

4

Item 1.

Business

4

Item 1A.  Risk Factors

5

Item 1B.  Unresolved Staff Comments

5

Item 2.

Properties

5

Item 3.

Legal Proceedings

5

PART II

5

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.  5

Item 6.  Selected Financial Data

6

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation  6

Item 8.

Financial Statements

9

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  23

Item 9A.  Controls and Procedures.

23

Item 9B.  Other Information.

24

PART III

24

Item 10.  Directors, Executive Officers and Corporate Governance

24

Item 11.  Executive Compensation.

26

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

26

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

27

Item 14.  Principal Accountant Fees and Services

27

Item 15.  Exhibits, Financial Statement Schedules

27

Signatures

28

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

Marketing and Sales Plan

The Company's two-fold marketing and sales strategy is directed toward establishing immediate technological approval, ultimate penetration and market acceptance within five years of market entry.  The company will first approach trucking companies and truck manufacturers, truck, automobile and motorcycle distributors, as well as wholesalers.

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

Properties

Hitor Group’s principal place of business and corporate offices are located at 13221 Redmond Way Redmond WA 98052.

Item 3.

Legal Proceedings

We are not a party to any pending legal proceedings.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Stock.

The Company’s common stock is currently traded on the Over-The-Counter Bulletin Board under symbol HITR.

Following is a table showing the high and low price of the stock for each quarter in the past two years.

Quarter Ended	High	Low
December 31, 2009	$0.80	$0.35
September 30, 2009	$0.79	$0.60
June 30, 2009	$0.65	$0.55
March 31, 2009	$0.00	$0.00
December 31, 2008	$0.55	$0.55
September 30, 2008	$10.01	$0.55
June 30, 2008	$10.01	$1.10
March 31, 2008	$10.01	$1.10

Holders.

As of December 31, 2009, Hitor Group had approximately fifty-six (56) shareholders of record of its common stock.

Stock Option Grants

To date, Hitor Group has not granted any stock options.

Registration Rights

Hitor Group has not granted registration rights to the selling shareholders or to any other persons.

Dividends.

As of December 31, 2009, Hitor Group had not paid any dividends to its shareholders.  There are no restrictions which would limit the ability of Hitor Group to pay dividends on common equity or that are likely to do so in the future.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Hitor Group (formerly Can/Am Auto sales, Inc., LFG International, Inc. and Nano-Jet Corp) ("Hitor Group"), is a development stage company with limited operations, limited revenue, limited financial backing and limited assets.  The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.

The following plan of operation should be read in conjunction with the December 31, 2009, audited financial statements and the related notes elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Business" and elsewhere in this report.

As of December 31, 2009, Hitor Group had $4,419 cash on hand.  Development stage net loss for the year ended December 31, 2009, was $145,430 compared to $343,341 for the year ended December 31, 2008. The loss for the year ended December 31, 2009, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the company's development stage activities, with a nominal amount of sales revenue.

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

•

Create strategic alliances with major automotive manufacturing companies.

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

3. Website

The Hitor Group website will act as a centerpiece to operations and in the future Hitor Group will further build out their website, which will be accessed by member password for trucking companies and distributors such as auto parts companies. The website will form a hub for its Internet community which will also include motorcycle parts distributors as well as oil extraction products. The website will be technically viewed as a portal to all of Hitor Group’s product lines. The site will also provide an arena for ongoing communication among users, testimonials, etc. Online information will be available to members in a highly intuitive format.

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

Item 8.

Financial Statements

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Balance Sheet:
December 31, 2009 and December 31, 2007	F-2

Statements of Operations:
For the year ended December 31, 2009 and 2007	F-3

Statements of Stockholders' Deficit:
For the year ended December 31, 2009	F-4

Statements of Cash Flows:
For the year ended December 31, 2009 and 2007	F-5

Notes to Financial Statements:
December 31, 2009	F-6

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hitor Group, Inc. (formerly Nano-Jet, Corp, formerly LFG International, Inc.)

I have audited the accompanying balance sheets of Hitor Group, Inc. (formerly Nano-Jet, Corp) Restated  (A Development Stage Company) as of December 31, 2009 and 2008, and the related restated statements of operations, stockholders’ equity and cash flows for the years then ended, and the period July 15, 2005(inception) to December 31, 2009.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitor Group, Inc. (formerly Nano-Jet, Corp) (A Development Stage Company) as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended and July 15, 2005(inception), to December 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

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

Seattle, Washington

March 29, 2010

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet

	(audited)	(audited)
	December 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash	$ 4,419	$ 903
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	-	-
Inventory	75,968	72,089
Total current assets	80,387	72,992

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	4,454	4,454
Leasehold Improvements	20,904	20,904
Total Fixed Assets	34,294	34,294
Less Accumulated Depreciation	(10,110)	(5,846)
Net Fixed Assets	24,184	28,448

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 104,571	$ 101,440

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 39,293	$ 39,293
Convertible Notes Payable	400,000	300,000
Deposit	150,000	150,000
Notes payable	48,561	-
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	662,354	513,793

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	662,354	513,793

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
41,684,633 shares issued and outstanding	41,685	41,685
Capital in excess of par value	845,684	845,684
Deficit accumulated during the development stage	(1,445,152)	(1,299,722)
Total stockholders' deficit	(557,783)	(412,353)
Total liabilities and stockholders' deficit	$ 104,571	$ 101,440

The accompanying notes are an integral part of the statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations

	Cumulative,
	Inception,
	July 15,
	2005 Through	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2009	2008

Sales	$ 31,723	$ 2,701	$ 7,347

Cost of Sales	49,579	1,828	7,544

Cost of Sales	(17,856)	873	(197)

General and administrative expenses:
Salaries	228,693	3,300	102,013
Depreciation	10,110	4,264	3,839
Legal and professional	697,520	43,236	102,590
Marketing and Advertising	60,558	48,568	6,154
Insurance	31,630	44	5,736
Communications	32,661	9,403	10,831
Rent	74,104	8,283	33,185
Other general and administrative	227,964	26,555	62,740
Total operating expenses	1,363,240	143,653	327,088
(Loss) from operations	(1,381,096)	(142,780)	(327,285)

Other income (expense):
Interest Income	4,617		342
Interest (expense)	(68,673)	(2,650)	(16,398)
(Loss) before taxes	(1,445,152)	(145,430)	(343,341)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (1,445,152)	$ (145,430)	$ (343,341)

Basic earnings (loss) per common share		$ (0.00)	$ (0.01)

Weighted average number of shares outstanding		41,684,633	41,684,633

The accompanying notes are an integral part of the statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, July 15, 2005 through December 31, 2005:
Balances, December 31, 2005	81,005,000	$ 81,005	$ -	$ (135,692)	$ (54,687)

Effects of Reverse Merger with LFG
September 30, 2006	(40,435,500)	(40,435)	31,799		(8,636)

Net (loss)				(84,628)	(84,628)
Balances, December 31, 2006	40,569,500	40,570	31,799	(220,320)	(147,951)

Conversion of subordinated debt
June 19, 2007	1,000,000	1,000	699,000		700,000

Issuance for services rendered
July 14, 2007	100,000	100	99,900		100,000

Net (loss)				(736,061)	(736,061)

Balances, December 31, 2007	41,669,500	41,670	830,699	(956,381)	(84,012)

Common Stock Issued cash
March 31, 2008	15,000	15	14,985		15,000

Net (loss)				(343,341)	(343,341)

Balances, December 31, 2008	41,684,500	41,685	845,684	(1,299,722)	(412,353)

Net (loss)				(145,430)	(145,430)

Balances, December 31, 2009	41,684,500	$ 41,685	$ 845,684	$ (1,445,152)	$ (557,783)

The accompanying notes are an integral part of the statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows

	Cumulative,
	Inception,
	July 15,
	2005 Through
	December 31,	December 31,	December 31,
	2009	2009	2008
Cash flows from operating activities:
Net (loss)	$ (1,445,152)	$ (145,430)	$ (343,341)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,006		-
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	10,110	4,264	3,839
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	(75,968)	(3,879)	4,150
Accounts receivable		-	-
Deposits	150,000	-	150,000
Accounts payable and accrued expenses	39,293		17,399
Net cash flows from operating activities	(1,149,347)	(145,045)	(167,953)
Cash flows from investing activities:
Purchase of fixed assets	(34,295)	-	(607)
Website development costs incurred
Net cash flows from investing activities	(34,295)	-	(607)
Cash flows from financing activities:
Proceeds from sale of common stock	715,000	-	15,000
Proceeds from notes payable	48,561	48,561	42,285
Convertible Note Payable	400,000	100,000	-
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,188,061	148,561	57,285
Net cash flows	4,419	3,516	(111,275)
Cash and equivalents, beginning of period	-	903	112,178
Cash and equivalents, end of period	$ 4,419	$ 4,419	$ 903

Supplemental cash flow disclosures:
Cash paid for interest	$ (68,673)	$ (2,650)	$ (16,398)
Cash paid for income taxes	-		-

The accompanying notes are an integral part of the statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2009

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

December 31, 2009

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

December 31, 2009

The following table represents the effects of the restated statements as of December 31, 2007:

	Restated	Original
	2007	2007
Sales	11,175	11,175

Loss	(736,061)	(647,286)

Common Stock	41,670	40,669

Paid in Surplus	830,699	171,900

Retained Deficit	(956,381)	(858,729)

Earnings Per Share	0.0200	0.0068

Note 3 - Uncertainty, going concern:

At December 31, 2009, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2009

The provision for refundable Federal income tax consists of the following:

12/31/2008

12/31/2009

Refundable Federal income tax attributable to:

Current operations

  $(116,736)

 $(49,446)

Less, Nondeductible expenses

         -0-

        -0-

-Less, Change in valuation allowance

     116,736

     49,446

 Net refundable amount

         -0-                    -0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount  is as follows:

 12/31/2008

   12/31/08

Deferred tax asset attributable to:

 Net operating loss carryover

   $441,905

  $ 491,351

Less, Valuation allowance

   (441,905)

  (491,351)

 Net deferred tax asset

        -0-                      -0-

At December 31, 2009, an unused net operating loss carryover approximating $1,445,152 is available to offset future taxable income; it expires beginning in 2018.  Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

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

Note 7 – Convertible Notes Payable:

On December 12, 2006 the Company issued a convertible notes payable in the amount of $300,000.  $200,000 of the loan was advanced in December, 2006.  In March 2007, the additional $100,000 was received.  The note is due one year from the date of issue and bears interest at the rate of 5% per annum compounded annually.  The terms of the note allow the holder to convert the note into shares of the company’s stock at the rate of one share per $1 of debt including unpaid interest.  The balance of the convertible notes payable at December 31, 2008 was $300,000.

The Company issued additional convertible notes payable in July of 2009 in the amount of $100,000.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2009

The note is due one year from the date of issue and bears interest at a rate of 5% per annum compounded annually.  The terms of the note allow the holder to convert the note into shares of the Company’s stock at a rate of one share per $1 of debt including unpaid interest.  The balance of this note is $100,000 at December 31, 2009.

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

December 31, 2009

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

December 31, 2009

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

December 31, 2009

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

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures..

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2009, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures were not effective as of December 31, 2009.  There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(c) Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is the name and age of each individual who was a director or executive officer of Hitor Group as of December 31, 2009, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Directors:

Name of Director	Age
Ken Martin
Xiao Lin
Harald Hartz

Executive Officers

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

None of Hitor Group’s Directors or executive officers have been involved, during the past ten years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

Employment Agreements

N/A

Significant Employees

Hitor Group has no significant employees other than the officers and directors described above.

Code of Ethics

The Company has not adopted a Code of Ethics as of the year ended December 31, 2009.

Corporate Governance

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.  The Company does not currently have an audit committee.

Item 11.  Executive Compensation.

The Company’s directors have not and currently do not receive any compensation from the Company for their service as corporate directors.

Summary Compensation Table

Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Ken Martin, CEO	2007 2008 2009	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended December 31, 2009.   Except as noted above, there has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2009.

Stock Option Grants

The Company did not grant any stock options to the executive officers during the most recent fiscal period ended December 31, 2009.  The Company has also not granted any stock options to the executive officers since incorporation, November 4, 2002.

Director Compensation

The Directors of the Company do not receive compensation at this time, but are paid consulting fees for specific services as incurred.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of the date of this filing. Under relevant provisions of the Securities and Exchange Act of 1934 (the “Exchange Act”), a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities.  The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock of 41,684,633 as of the date of this filing.

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

Item 14.  Principal Accountant Fees and Services

    2008

2009

1.

Audit Fees:

$

$

2.

Audit-Related Fees:

$  0

$

3.

Tax Fees:

$  0

$

4.

All Other Fees:

$  0

$

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously filed
21	Subsidiaries of Hitor Group	Included
31	Rule 31a-14(a)/15d-14(a) Certification	Included
32	Section 1350	Included

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HITOR GROUP. INC.

_________________________________

Ken Martin

President, Chief Executive Officer, Director

Dated April 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

________________________________

Ken Martin

Chief Executive Officer,

Chief Accounting Officer,

Director

Dated:  April 14, 2010