Form 10-Q
period 2010-03-31
HITOR GROUP, IN.
filed 2010-05-24
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company:

[  ] Yes

[X]

No

As of March 31, 2010, the issuer had 41,684,633 issued and outstanding of its common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements

Balance Sheet:
March 31, 2010 and December 31, 2009	F-1

Statements of Operations:
For the three months ended March 31, 2010 and 2000	F-2

Statements of Cash Flows:
For the Three months ended March 31, 2010 and 2009	F-3

Notes to Financial Statements:
March 31, 2010	F-4

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet

	(unaudited)	(audited)
	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash	$ 19,808	$ 4,419
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	-	-
Inventory	75,968	75,968
Total current assets	95,776	80,387

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	4,454	4,454
Leasehold Improvements	20,904	20,904
Total Fixed Assets	34,294	34,294
Less Accumulated Depreciation	(13,860)	(10,110)
Net Fixed Assets	20,434	24,184

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 116,210	$ 104,571

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 44,503	$ 39,293
Convertible Notes Payable	421,000	400,000
Deposit	150,000	150,000
Notes payable	56,886	48,561
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	696,889	662,354

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	696,889	662,354

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
41,704.633 and 41,684,633 shares issued and outstanding	41,705	41,685
Capital in excess of par value	865,664	845,684
Deficit accumulated during the development stage	(1,488,048)	(1,445,152)
Total stockholders' deficit	(580,679)	(557,783)
Total liabilities and stockholders' deficit	$ 116,210	$ 104,571

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
	Cumulative,
	Inception,
	July 15,
	2005 Through	Three Months	Three Months
	March 31,	March 31,	March 31,
	2010	2010	2009

Sales	$ 31,723	$ -	$ 2,701

Cost of Sales	49,579		107

Cost of Sales	(17,856)	-	2,594

General and administrative expenses:
Salaries	228,693	-	3,300
Depreciation	13,860	3,750	960
Legal and professional	709,280	11,760	5,548
Marketing and Advertising	60,625	67	90
Insurance	31,630	-	44
Communications	36,674	4,013	1,738
Rent	76,204	2,100	3,683
Other general and administrative	243,960	15,996	7,440
Total operating expenses	1,400,926	37,686	22,803
(Loss) from operations	(1,418,782)	(37,686)	(20,209)

Other income (expense):
Interest Income	4,617		-
Interest (expense)	(73,883)	(5,210)	-
(Loss) before taxes	(1,488,048)	(42,896)	(20,209)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (1,488,048)	$ (42,896)	$ (20,209)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		41,686,300	41,684,633

The accompanying notes are an integral part of these statements.

			HITOR GROUP, INC.
			(Formerly NANO-JET, CORP.)
			(A development stage enterprise)
			Statements of Cash Flows
			Unaudited
	Cumulative,
	Inception,
	July 15,
	2005 Through
	March 31,	March 31,	March 31,
	2010	2010	2009
Cash flows from operating activities:
Net (loss)	$ (1,488,048)	$ (42,896)	$ (20,209)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,006
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	13,860	3,750	959
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	(75,968)		107
Accounts receivable		-	-
Deposits	150,000	-	-
Accounts payable and accrued expenses	44,503	5,210
Net cash flows from operating activities	(1,183,283)	(33,936)	(19,143)
Cash flows from investing activities:
Purchase of fixed assets	(34,295)	-	-
Website development costs incurred
Net cash flows from investing activities	(34,295)	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	735,000	20,000	-
Proceeds from notes payable	56,886	8,325	19,990
Convertible Note Payable	421,000	21,000	-
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,237,386	49,325	19,990
Net cash flows	19,808	15,389	847
Cash and equivalents, beginning of period	-	4,419	903
Cash and equivalents, end of period	$ 19,808	$ 19,808	$ 1,750

Supplemental cash flow disclosures:
Cash paid for interest	$ (73,883)	$ (5,210)	$ -
Cash paid for income taxes	-

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2010

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business –Hitor Group Inc., formerly Nano-Jet Corp. (“We,” or “the Company”) is a Nevada corporation incorporated on July 15, 2005. Effective December 6, 2007, the Company changed its name to Hitor Group Inc.

The Company’s product is anticipated to allow owners and operators of both gasoline and diesel powered vehicles to potentially increase fuel efficiency while reducing fuel emissions into the environment. In addition, the Company intends to operate three other subsidiaries. One will focus on oil extraction, transport and storage solutions. The other will focus on alternative powered private and commercial vehicles.  The Company owns a proprietary technology and currently is applying for patents and has hired patent attorneys for this technology worldwide

Basis of presentation – Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to development stage enterprises.  Changes in classification of 2009 amounts have been made to conform to current presentations.

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

March 31, 2010

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

Note 3 - Uncertainty, going concern:

At March 31, 2010, we were engaged in a business and had suffered losses from development stage activities to

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2010

date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

March 31, 2010

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

On February 26, 2010 the Company issued 20,000 shares of common stock for $20,000.

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

The Company issued additional convertible notes payable in March of 2010 in the amount of $21,000.  These notes are due one year from the date of issue and bears interest at a rate of 15% per annum compounded annually.  The terms of the notes allows the holder to convert the note into shares of the Company’s stock at a rate of: a 50% discount of the market-makers best bid price or $0.10 per share.

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

March 31, 2010

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

March 31, 2010

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

March 31, 2010

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

The following plan of operation should be read in conjunction with March31, 2010, financial statements and the related notes elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

As of March 31, 2010, Hitor Group had $19,808 cash on hand.  Development stage net loss for the quarter ended March 31, 2010, was $42,896 compared to $20,209 for the quarter ended March 31, 2009. The loss for the quarter ended March 31, 2010, consisted primarily of legal and accounting expenses, in addition to marketing expenses, incident to the company's development stage activities, with no sales revenues for the quarter ended.

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

Item 4T. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies.

Part II – Other Information

Item 6. Exhibits
The following documents are attached as exhibits hereto.

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

May 24, 2010