Form 10-Q
period 2010-06-30
HITOR GROUP, IN.
filed 2010-08-23
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

[  ] Yes

[X]

No

As of June 30, 2010, the issuer had 41,684,633 issued and outstanding of its common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements

Balance Sheet:
June 30, 2010 and December 31, 2009	F-1

Statements of Operations:
For the three and six months ended June 30, 2010 and 2009	F-2

Statements of Cash Flows:
For the six months ended June 30, 2010 and 2009	F-3

Notes to Financial Statements:
June 30, 2010	F-4

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet

	(unaudited)	(audited)
	June 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash	$ 3,142	$ 4,419
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	-	-
Inventory	75,968	75,968
Total current assets	79,110	80,387

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	4,454	4,454
Leasehold Improvements	20,904	20,904
Total Fixed Assets	34,294	34,294
Less Accumulated Depreciation	(14,926)	(10,110)
Net Fixed Assets	19,368	24,184

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 98,478	$ 104,571

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 44,503	$ 39,293
Convertible Notes Payable	421,000	400,000
Deposit	150,000	150,000
Notes payable	65,446	48,561
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	705,449	662,354

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	705,449	662,354

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
41,704.633 and 41,684,633 shares issued and outstanding	41,705	41,685
Capital in excess of par value	865,664	845,684
Deficit accumulated during the development stage	(1,514,340)	(1,445,152)
Total stockholders' deficit	(606,971)	(557,783)
Total liabilities and stockholders' deficit	$ 98,478	$ 104,571

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
	Cumulative,
	Inception,
	July 15,	Three Months	Three Months	Six Months	Six Months
	2005 Through	Ended	Ended	Ended	Ended
	June 30,	June 30,	June, 30	June 30,	June 30,
	2010	2010	2009	2010	2009

Sales	$ 31,723	$ -	$ -	$ -	$ 2,701

Cost of Sales	49,579	-	-	-	107

Cost of Sales	(17,856)	-	-	-	2,594

General and administrative expenses:
Salaries	228,693	-	-	-	3,300
Depreciation	14,926	1,066	1,066	4,816	2,026
Legal and professional	724,282	15,002	130	36,787	5,678
Marketing and Advertising	60,625	-	261	-	351
Insurance	31,630	-	-	942	44
Communications	38,142	1,468	1,381	5,481	3,119
Rent	78,254	2,050	450	4,150	4,133
Other general and administrative	250,166	6,207	4,357	16,512	11,797
Total operating expenses	1,426,718	25,793	7,645	68,688	30,448
(Loss) from operations	(1,444,574)	(25,793)	(7,645)	(68,688)	(27,854)

Other income (expense):
Interest Income	4,617	-		-	-
Interest (expense)	(74,383)	(500)	(1,450)	(500)	(1,450)
(Loss) before taxes	(1,514,340)	(26,293)	(9,095)	(69,188)	(29,304)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (1,514,340)	$ (26,293)	$ (9,095)	$ (69,188)	$ (29,304)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		41,692,966	41,684,633	41,692,966	41,684,633

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	Cumulative,
	Inception,
	July 15,
	2005 Through
	June 30,	June 30,	June 30,
	2010	2010	2009
Cash flows from operating activities:
Net (loss)	$ (1,514,340)	$ (69,188)	$ (29,304)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,006
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	14,926	4,816	2,025
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	(75,968)		107
Accounts receivable		-	-
Deposits	150,000	-	-
Accounts payable and accrued expenses	44,503	5,210
Net cash flows from operating activities	(1,208,509)	(59,162)	(27,172)
Cash flows from investing activities:
Purchase of fixed assets	(34,295)	-	-
Website development costs incurred
Net cash flows from investing activities	(34,295)	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	735,000	20,000	-
Proceeds from notes payable	65,446	16,885	28,485
Convertible Note Payable	421,000	21,000	-
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,245,946	57,885	28,485
Net cash flows	3,142	(1,277)	1,313
Cash and equivalents, beginning of period	-	4,419	903
Cash and equivalents, end of period	$ 3,142	$ 3,142	$ 2,216

Supplemental cash flow disclosures:
Cash paid for interest	$ (74,383)	$ (500)	$ -
Cash paid for income taxes	-

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2010

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

Fair value of financial instruments and derivative financial instruments – We have adopted Accounting Standards Codification regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Accounting Standards Codification regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2010

existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net income per share of common stock – We have adopted Accounting Standards Codification regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  We do not have a complex capital structure requiring the computation of diluted earnings per share.

Note 2 - Uncertainty, going concern:

At June 30, 2010, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

Note 4 - Federal income tax:

We follow Accounting Standards Codification regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

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

June 30, 2010

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

June 30, 2010

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

Note 7 – Stock Subscriptions

On March 22, 2007 the Company issued a stock subscription in the amount of $700,000.  The subscription is for 1,000,000 shares at a rate of $0.70 per share.  Among other provisions the subscription holder has exclusive selling rights to the Company’s product in Poland and responsibilities to sell preset amounts of product.

Note 8 - New accounting pronouncements:

In May 2008, the Accounting Standards Codification issued 944, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of Accounting Standards Codification 944”.  Accounting Standards Codification 944 clarifies how Accounting Standards Codification 944 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. Accounting Standards Codification 944.20.15 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Accounting Standards Codification 944 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Accounting Standards Codification issued 815, Disclosures about Derivative Instruments and Hedging Activities—an amendment of Accounting Standards Codification 815.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of Accounting Standards Codification 815, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2010

In December 2007, the Accounting Standards Codification 815.10.65, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Standards Codification 810.  This statement amends Accounting Standards Codification  810.10.65 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Accounting Standards Codification 805 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the Accounting Standards Codification, issued Accounting Standards Codification 805 (revised 2007), Business Combinations.’  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related Accounting Standards Codification 810, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the Accounting Standards Codification, issued Accounting Standards Codification 810, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of Accounting Standards Codification 320.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in Accounting Standards Codification 810 are elective; however, an amendment to Accounting Standards Codification 320 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. Accounting Standards Codification 810 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt Accounting Standards Codification 810 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2010

In September 2006, the Accounting Standards Codification issued Accounting Standards Codification 820, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Plan of Operation

Hitor Group (formerly Can/Am Auto sales, Inc., LFG International, Inc. and Nano-Jet Corp) ("Hitor Group" or the “Company”), is a development stage company with limited operations, limited revenue, limited financial backing and limited assets. The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.

The following plan of operation should be read in conjunction with June 30, 2010, financial statements and the related notes elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

As of June 30, 2010, Hitor Group had $3,142 cash on hand.  Development stage net loss for the quarter ended June 30, 2010, was $26,923 compared to $9,095 for the quarter ended June 30, 2009. The loss for the quarter ended June 30, 2010, consisted primarily of legal and accounting expenses, in addition to marketing expenses, incident to the company's development stage activities, with no sales revenues for the quarter ended.

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

Item 4T. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

August 23, 2010