Form 10-Q
period 2010-09-30
HITOR GROUP, IN.
filed 2010-11-19
CIK 1224006

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

[  ] Yes

[X]

No

As of September 30, 2010, the issuer had 41,704,633 issued and outstanding of its common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements

Balance Sheet:
September 30, 2010 and December 31, 2009	F-1

Statements of Operations:
For the three and nine months ended September 30, 2010 and 2009	F-2

Statements of Cash Flows:
For the nind months ended September 30, 2010 and 2009	F-3

Notes to Financial Statements:
September 30, 2010	F-4

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet

	(unaudited)	(audited)
	September 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash	$ 2,603	$ 4,419
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	-	-
Inventory	75,968	75,968
Total current assets	78,571	80,387

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	4,454	4,454
Leasehold Improvements	20,904	20,904
Total Fixed Assets	34,294	34,294
Less Accumulated Depreciation	(15,992)	(10,110)
Net Fixed Assets	18,302	24,184

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 96,873	$ 104,571

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 48,296	$ 39,293
Convertible Notes Payable	421,000	400,000
Deposit	150,000	150,000
Notes payable	89,862	48,561
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	733,658	662,354

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	733,658	662,354

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
41,704.633 and 41,684,633 shares issued and outstanding	41,705	41,685
Capital in excess of par value	865,664	845,684
Deficit accumulated during the development stage	(1,544,154)	(1,445,152)
Total stockholders' deficit	(636,785)	(557,783)
Total liabilities and stockholders' deficit	$ 96,873	$ 104,571

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
	Cumulative,
	Inception,
	July 15,	Three Months	Three Months	Nine Months	Nine Months
	2005 Through	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2010	2009	2010	2009

Sales	$ 31,723	$ -	$ -	$ -	$ 2,701

Cost of Sales	49,579	-	-	-	107

Cost of Sales	(17,856)	-	-	-	2,594

General and administrative expenses:
Salaries	228,693	-	-	-	3,300
Depreciation	15,992	1,066	1,066	5,882	3,198
Legal and professional	746,207	21,925	37,558	53,907	43,236
Marketing and Advertising	60,625	-	48,180	-	48,531
Insurance	31,630	-	-	1,008	44
Communications	38,392	250	3,803	5,731	7,580
Rent	79,254	1,000	1,000	5,150	5,133
Other general and administrative	255,539	5,373	12,166	26,624	24,188
Total operating expenses	1,456,332	29,614	103,773	98,302	135,210
(Loss) from operations	(1,474,188)	(29,614)	(103,773)	(98,302)	(132,616)

Other income (expense):
Interest Income	4,617	-		-	-
Interest (expense)	(74,583)	(200)	(1,200)	(700)	(2,650)
(Loss) before taxes	(1,544,154)	(29,814)	(104,973)	(99,002)	(135,266)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (1,544,154)	$ (29,814)	$ (104,973)	$ (99,002)	$ (135,266)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		41,699,633	41,684,633	41,699,633	41,684,633

The accompanying notes are an integral part of the statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	Cumulative,
	Inception,
	July 15,
	2005 Through
	September 30,	September 30,	September 30,
	2010	2010	2009
Cash flows from operating activities:
Net (loss)	$ (1,544,154)	$ (99,002)	$ (135,266)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,006
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	15,992	5,882	3,198
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	(75,968)		(5,707)
Accounts receivable		-	-
Deposits	150,000	-	-
Accounts payable and accrued expenses	48,296	9,003
Net cash flows from operating activities	(1,233,464)	(84,117)	(137,775)
Cash flows from investing activities:
Purchase of fixed assets	(34,295)	-	-
Website development costs incurred
Net cash flows from investing activities	(34,295)	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	735,000	20,000	-
Proceeds from notes payable	89,862	41,301	40,222
Convertible Note Payable	421,000	21,000	100,000
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,270,362	82,301	140,222
Net cash flows	2,603	(1,816)	2,447
Cash and equivalents, beginning of period	-	4,419	903
Cash and equivalents, end of period	$ 2,603	$ 2,603	$ 3,350

Supplemental cash flow disclosures:
Cash paid for interest	$ (74,583)	$ (700)	$ -
Cash paid for income taxes	-

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2010

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

September 30, 2010

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

Note 2 - Uncertainty, going concern:

At September 30, 2010, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

September 30, 2010

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

 12/31/2008

   12/31/09

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

September 30, 2010

These notes are due one year from the date of issue and bears interest at a rate of 15% per annum compounded annually.  The terms of the notes allows the holder to convert the note into shares of the Company’s stock at a rate of: a 50% discount of the market-makers best bid price or $0.10 per share.

Note 7 – Notes Payable

The Company has a non-interest bearing note payable with one of its officers and shareholders.  The balance of this note at September 30, 2010 was $71,995.

The Company also has a note payable dated September 30, 2010 in the amount of $17,908.  The note carries an interest rate of 12% and a one year maturity rate.

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

September 30, 2010

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

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2010

In September 2006, the Accounting Standards Codification issued Accounting Standards Codification 820, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Plan of Operation

Hitor Group (formerly Can/Am Auto sales, Inc., LFG International, Inc. and Nano-Jet Corp) ("Hitor Group" or the “Company”), is a development stage company with limited operations, limited revenue, limited financial backing and limited assets. The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.

The following plan of operation should be read in conjunction with September 30, 2010, financial statements and the related notes elsewhere in this report.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

As of September 30, 2010, Hitor Group had $2,603 cash on hand.  Development stage net loss for the quarter ended September 30, 2010, was $29,814 compared to $104,973 for the quarter ended September 30, 2009. The loss for the quarter ended September 30, 2010, consisted primarily of legal and accounting expenses, in addition to marketing expenses, incident to the company's development stage activities, with no sales revenues for the quarter ended.

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

Item 4T. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

November 19, 2010