Form 10-K
period 2010-12-31
HITOR GROUP, IN.
filed 2011-05-19
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended:	December 31, 2010

Commission File No.  333-103986

HITOR GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada
98-0384073
(State of other jurisdiction of incorporation or organization)
(IRS Employer Identification No.)
6513 132nd Ave NE #376
Kirkland, WA 98033
(Address of principal executive offices)

Registrants  telephone number:(206-229-4188)
Securities registered under Section 12(b) of the Exchange Act:
Securities registered under Section 12(g) of the Exchange Act:
Common stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes	[  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on tis corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
232.405 of this chapter) during the preceding 12 months (or for such shorter period that t6he registrant was required to submit and post such files).
	[  ]  Yes[X]  No (Not required by smaller reporting companies)

Indicate by check if disclosure of delinquent filers in response to Item 405 or Regulation SK (229.405 of this chapter) is not contained herein, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment
to this Form 10K.	[  ]

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, or a smaller reporting company.  See the definitions of the large accelerated filer accelerate filer, and
smaller reporting company in Rule 12b 2 of the Exchange Act.
Check one              Large Accelerated Filer [  ]	Accelerated Filer [  ]
              Non-Accelerated Filer [  ]	Smaller reporting company [X]
	(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company
(as defined in Rule 12b 2 of the Exchange Act).
[ ] Yes	[ X ] No

State the aggregate market value of the voting and non voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

As of April 9, 2010, there were 41,684,633 shares of registrants common stock issued and outstanding, of which 26,484,633 shares were held by non affiliates. As of April 9, 2010, the average bid and ask price of the companys common stock was 0.9933. The aggregate market value of the voting and non voting common equity held by non affiliates as of December 31, 2009 was 26,307,185.96.


DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated herein by reference.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING INFORMATION

Certain statements in this annual report on Form 10 K contain or may contain forward looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.
These forward looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward looking statements, to report events or to report the occurrence of unanticipated events. For any forwardlooking statements contained in any document, we claim the protection of the safe harbor for forwardlooking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

Item 1.	Business
Business Development
We were originally incorporated on November 4, 2002, in the State of Nevada as Can/Am Auto sales, Inc. The Company changed its name on August 27, 2004 to
LFG International, Inc. Upon completion of a merger with Nano Jet Corporation, a Nevada corporation, the Company changed its name to Nano Jet Corporation. Effective December 6, 2007, we changed our name to Hitor Group, Inc.
(Hitor Group)  Until 2004, we were based in Vancouver, British Columbia,
 Canada,
at which time we moved our base to Bellevue, Washington.
The Company has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

Business of Hitor Group
Hitor Group owns a proprietary technology, currently is applying for patents and has hired patent attorneys for this technology worldwide.
The Companys product is anticipated to allow owners and operators of both gasoline and diesel powered vehicles to potentially increase fuel efficiency while reducing fuel emissions into the environment. In addition, Hitor Group intends to operate three other subsidiaries. One will focus on oil extraction, transport and storage solutions. The other will focus on alternative powered private and commercial vehicles.

Competition
Although there are many companies who claim to have developed fuel efficient products and fuel additives, when tested most of these products have not been proven. Select companies have attempted to produce similar fuel conservation products, but to date, the Company knows of no other company that has developed a solution similar to that belonging to Hitor Groups Product Division.

Marketing and Sales Plan
The Companys two fold marketing and sales strategy is directed toward establishing immediate technological approval, ultimate penetration and market acceptance within five years of market entry.
 The company will first approach trucking companies and truck manufacturers, truck, automobile and motorcycle distributors, as well as wholesalers.

Employees
Other than Hitors Directors and Executive Officer, who are currently donating their time to the development of the company, there are no employees of Hitor Group.
Reports to Security Holders
Hitor Group will voluntarily make available an annual report including audited financials on Form 10K to security holders.
The public may read and copy any materials filed with the SEC at the SECs Public Reference Room at 100 F Street NE, Washington, DC 20549.
The public may obtain information on the operation of the
Public Reference Room by calling the SEC at 1-800-SEC-0330.
The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding Hitor Group that is filed electronically with the SEC at http://www.sec.gov.
Item 1A.  Risk Factors
Not applicable.
Item 1B.  Unresolved Staff Comments
None.
Item 2.	Properties
Hitor Groups principal place of business and corporate offices are located at 13221 Redmond Way Redmond WA 98052.

Item 3.	Legal Proceedings
We are not a party to any pending legal proceedings.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Stock.

The Companys common stock is currently traded on the Over The Counter Bulletin Board under symbol HITR.

Following is a table showing the high and low price of the stock for each quarter in the past two years.

Quarter Ended
High
Low
December 31, 2009
$0.80
$0.35
September 30,
2009
$0.79
$0.60
June 30, 2009
$0.65
$0.55
March 31, 2009
$0.00
$0.00
December 31,
 2008
 $0.55
$0.55
 September 30, 2008
$10.01
$0.55
June 30, 2008
$10.01
$1.10

March 31, 2008
$10.01
$1.10Holders.

As of December 31, 2009, Hitor Group had approximately fifty-six (56) shareholders of record of its common stock.

Stock Option Grants

To date, Hitor Group has not granted any stock options.

Registration Rights

Hitor Group has not granted registration rights to the selling shareholders or to any other persons.

Dividends.

As of December 31, 2009, Hitor Group had not paid any dividends to ts shareholders. There are no restrictions which would limit the ability of Hitor Group to pay dividends on common equity or that are likely to do so in the future.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

Not applicable.

Item 7.	Managements Discussion and Analysis of Financial Condition and
Results of Operation
Hitor Group (formerly Can/Am Auto sales, Inc., LFG International, Inc.
and Nano Jet Corp) (Hitor Group), is a development stage company with limited operations, limited revenue, limited financial backing and limited assets. The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.
The following plan of operation should be read in conjunction with the December 31, 2009, audited financial statements and the related notes elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under Business and elsewhere in this report.
As of December 31, 2009, Hitor Group had $4,419 cash on hand.
Development stage net loss for the year ended December 31, 2009, was $145,430 compared to $343,341 for the year ended December 31, 2008.
The loss for the year ended December 31, 2009, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the companys development stage activities, with a nominal amount of sales revenue.

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

2. Marketing Strategies
Hitor Groups primary market is the American trucking companies, automobile manufacturers and international trucking and automobile makers. In addition, Hitor Group plans to market to oil companies as well as alternate fuel vehicle distributors. Hitor Group expects that the success of its products will depend, in part, upon the Company increasing the speed and effectiveness with which it educates the consumer in order to capture more market share. The Company plans to do this by attempting to implement one or more of the following strategies:

Producing online video and audio commercials that demonstrate the superior performance and fuel efficiency of Hitor Group products;

Enlisting a well known high performance automobile driver, who can be the marketing face of the company to both the recreational and commercial automotive user;

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

Increasing the direct response to Hitor Groups website by strategic search engine registrations, increased links, and an email marketing campaign;

Adding video content to Hitor Groups commercial website so visitors experience a educational video presentation on the fuel efficiency and performance benefits of Hitor Group products as well as testimonials from consumers;

Training a sales staff whose mission will be to educate trucking companies, automobile parts distributors and motorcycle manufacturers of the benefits of Hitor Group for its customers;

Create strategic alliances with major automotive manufacturing companies.

Create corporate communications productions for online distribution to both educate and promote oil extraction products.

b. In addition to marketing techniques that effectively educate and lead the petroleum industry, and the trucking and automobile companies to buy Hitor Group products, Hitor Group will also pursue strategic allianceswith one or more major OEMs via licensing agreements to represent products supported by Hitor Group.
These OEMs will have wide brand recognition, excellent financial health and resources, an established presence in international markets, and a track record of honoring its licensing agreements.
The benefits of forming a licensing relationship with a major
OEM include:
Lower financial risk due to shared costs;
Lower business risk because of the prior success;
Immediate brand recognition and acceptance;
Facilitates acceptance of Hitor Groups new technology;
Access to new distribution channels;
Ease of entry into international markets of the OEMs;
Platform for ease of entry of future Hitor Group products;
Ability to focus on R&D of future products;
Provides greater protection of intellectual property;
Quickens the pace toward becoming a market standard.
An effective OEM licensing relationship will result in higher marketplace visibility for Hitor Group, reduce the Companys costs of marketing, and speed up marketing for world consumption.

3. Website
The Hitor Group website will act as a centerpiece to operations and in the future Hitor Group will further build out their website, which will be accessed by member password for trucking companies and d istributors such as auto parts companies. The website will form a hub for its Internet community which will also include motorcycle parts distributors as well as oil extraction products. The website will be technically viewed as a portal to all of Hitor Groups product lines. The site will also provide an arena for ongoing communication among users, testimonials, etc. Online information will be available to members in a highly intuitive format.

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


HITOR GROUP INC
(Formerly Nano-Jet Corp)
(A development stage company)
INDEX TO FINANCIAL PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
F-1
Balance Sheet:
December 31, 2010 and 2009
F-2
Statements of Operations
For the year ended December 31, 2010
and 2009
 F-3
Statement of Retained Earnings
December 31, 2010
F-4
Statements of Cash Flows:
For the year ended December 31, 2010 and 2009
F-5
Notes to Financial Statements
December 31, 2010
F-6


THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
To the Board of Directors
Hitor Group, Inc. (formerly Nano-Jet, Corp.)
I have audited the accompanying balance sheets of Hitor Group, Inc. (formerly Nano-Jet, Corp) Restated
(A Development Stage Company) as of December 31,
2010 and 2009, and the related restated statements of operations, stockholders equity and cash flows for the years then ended, and the period July 15, 2005(inception) to December 31, 2010. These financial statements are the responsibility of the Companys management.
My responsibility is to express an opinion on these financial statements based on my audit.
I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board
(United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audit provides a reasonable basis for my opinion.
In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitor Group, Inc. (formerly Nano Jet, Corp)

(A Development Stage Company) as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended and July 15, 2005
(inception), to December 31, 2010 in conformity with generally accepted accounting principles in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern.
Managements plan in regard to these matters is also described in Note # 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seattle, Washington
May 9, 2011

HITOR GROUP
(Formerly Nano-Jet Corp)
(A development stage enterprise)
Balance Sheet
(Audited) December 31 2009 and December 31 2010
  ASSETS
Current assets:
Cash
38,558
4,419
Funds held in trust, Attorney 0
Accounts receivable 0
 Shareholder Receivable 0
Inventory 75,968
Total current assets
80,387
114,526
Fixed Assets
Furniture and Equipment
                  8,936
Computer  4,454
 Leasehold Improvements
20,904
20,904
 Total Fixed Assets
 34,294             34,294
 Less Accumulated Depreciation
        (17,058)
       (10,110)
 Net Fixed Assets

            17,236
            24,184
Other Assets
    Deposits
   Goodwill
   Total Other Assets
        131,762

    Total Assets     104,571

LIABILITIES
  Current liabilities
Accounts payable and accrued expenses
         61,656
         39,293
    Convertible Notes Payable
       421,000
       400,000
    Deposit
      150,000
      150,000
    Notes payable
       89,246
       48,561
    Advance from Lantz Financial, Inc.
     24,500
     24,500
     Total current liabilities
        746,402
       662,354
 Long-term liabilities:
 Total long-term liabilities
Total liabilities
    746,402
     662,354
STOCKHOLDERS
DEFICIT
  Common stock, $.001 par value, 100,000,000 authorized,
41,979,500 and 41,684,633 shares issued and outstanding
41,980
 41,685
 Capital in excess of par value
   920,389
  845,684
  Deficit accumulated during the development stage

   (1,577,009)
   (1,445,152)
Total stockholders deficit
      (614,640)
      (557,783)
Total liabilities and stockholders
 deficit
 $ 131,762
$ 104,571

HITOR GROUP INC
(Formerly Nano-Jet Corp)
Statement of operations
Cumulative
Inception, July 15, 2005
through
December 31 2010,   December 31 2010 , December 31 2009,

31,723                     0                 2,701

Cost of Sales
49,579                   0                    1,828

 Cost of Sales

 (17,856)                                           873
General and administrative expenses:
Salaries
 228,693                                        3,300
 Depreciation 17,058                            4,264
 Legal and professional
  768,375                    70,855             3,236

Marketing and Advertising
  60,685                              127        3,568
  Insurance         31,696            66            44
 Communications
 38,603                             5,942        9,403
  Rent
  82,254                            8,150        3,283
 Other general and administrative
   252,673                       24,709        27,428
 Total operating expenses
1,480,037                       16,797             144,526
 (Loss) from operations
 (1,497,893)                     (116,797)        (143,653)
Other income (expense):
 Interest Income
    4,617
  Interest (expense)
      (83,733)                    (15,060)           (2,650)
 (Loss) before taxes
  (1,577,009)          (131,857)                    (145,430)
Provision (credit) for taxes on income
    Net (loss)
 (1,577,009)            (131,857)                   (145,430)
 Basic earnings (loss) per common share
  (0.00)
  (0.00)
 Weighted average number of shares outstanding
 41,722,550
 41,684,633

HITOR GROUP, INC.
 (Formerly NANO JET, CORP.)
(A development stage enterprise)
Statements of Stockholders Deficit

 Balances, December 31, 2005 through December 31 2010
    81,005         81,000              (135,692)      (54,687)
 Effects of Reverse Merger with LFG
September 30, 2006
(40,435,500)     (40,435)       31,799                 (8,636)
 Net loss
                                       (84,628)       (84,628)
 Balances, December 31, 2006
 40,569,500      40,570      31,799   (220,320)       (147,951)
Conversion of subordinated debt
 1,000,000       1,000       699,000                   700,000
June 19, 2007
100,000                  100       99,900            100,000

 Issuance for services rendered
July 14, 2007
 Net loss
                                        (736,061)    (736,061)
Balances, December 31, 2007
41,669,500     41,670     830,699      (956,381)      (84,012)
Common Stock Issued cash
March 31, 2008
    15,000          15       ,985                       15,000

Net loss                                 (343,341)   (343,341)
Balances, December 31, 2008
  41,684,500   41,685     845,684     (1,299,722)     (412,353)
 Net loss                             (145,430)      (145,430)
Balances, December 31, 2009
  41,684,500   41,685      845,684   (1,445,152)      (557,783)


Common stock issued for cash
 Feb 26 2010
20,000              20           19,980                 20,000
Dec 22 2010
275,000          275          54,725                    55,000
Net loss
                                       31,857)        (131,857)
Balance Dec 31.2010
41,975,500   41,980     920,389      (1,577,009)      (614,640)










Note 1 Organization and summary of significant accounting policies:
Following is a summary of the Companys organization and significant accounting policies:

Organization and nature of business

Hitor Group Inc., formerly Nano-Jet Corp.

(We, or the Company) is a Nevada corporation incorporated on July 15, 2005. Effective December 6, 2007, the Company changed its name to Hitor Group Inc. The Companys product is anticipated to allow owners and operators of both gasoline and diesel powered vehicles to potentially increase fuel efficiency while reducing fuel emissions into the environment. In addition, the Company intends to operate three other subsidiaries. One will focus on oil extraction, transport and storage solutions. The other will focus on alternative powered private and commercial vehicles. The Company owns a proprietary technology and currently is applying for patents and has hired patent attorneys for this technology worldwide
Basis of presentation Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to development stage enterprises. Changes in classification of 2009 amounts have been made to conform to current presentations.
Use of estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and cash equivalents For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Inventory   Inventory is recorded at lower of cost or market, cost is
computed on a firstin firstout basis. The inventory consists of imported parts.

Property and Equipment The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from five to thirty nine years.
Fair value of financial instruments and derivative financial instruments We have adopted ASC.regarding Disclosure About Derivative
Financial Instruments and Fair Value of Financial Instruments.
The carrying amounts of cash, accounts
payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items.
These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.
Federal income taxes Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC.regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.
Net income per share of common stock We have adopted ASC.regarding Earnings per Share, which requires presentation of basic and diluted
EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We do not have a complex capital structure requiring the computation of diluted earnings per share.
Note 2 - Uncertainty, going concern:
At December 31, 2010, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.
No amounts have been recorded in the accompanying financial statements for the value of officers services, as it is not considered material. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 3   Advance from Lantz Financial, Inc.:
On March 6, 2006, April 20, 2005 and November 28, 2005, we obtained loans of $10,000, $8,500 and $6,000 respectively from Lantz Financial, Inc., a Panamanian company. Lantz is a non affiliate of the Company
(not associated with any officer, director, or 5% shareholder).
The loans are not evidenced by a note, do not bear interest, and are unsecured. They are due on demand. The lender has indicated that it may want to convert the debt into shares in the future, but there is no agreement to that effect and no understanding as to any other terms.
Note 4  Federal income tax:
We follow ASC.regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable
Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:
12/31/2009 	12/31/2010
Refundable Federal income tax attributable to:
Current operations 		  $(49,446) 	 $( 44,831)
Less, Nondeductible expenses	     0	              0

Less, Change in valuation allowance 49,446 	    44,831
Net refundable amount 		     0


The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
12/31/2009 	   12/31/10
Deferred tax asset attributable to:
Net operating loss carryover	     491,351  	     536,183
Less, Valuation allowance 	   ( 491,351)	  (  536,183)
Net deferred tax asset	              0                0
At December 31, 2010, an unused net operating loss carryover approximating $1,577,009 is available to offset future taxable income; it expires beginning in 2018. Due to the change of control of the Company, the use of the net operating loss may be limited in the future.
Note 5  Cumulative sales of stock:
Since its inception, we have issued shares of common stock as follows:

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

On June 19, 2007, the Companys convertible notes payable were called. The company issued 1,000,000 shares in exchange for $700,000 of the convertible notes.

On July 12, 2007 the Company issued 100,000 shares of common stock in exchange for consulting services rendered.

On March 31, 2008 the Company issued 15,000 shares of common stock for $15,000.

On February 26, 2010 the Company issued 20,000 shares of common stock for $20,000.

On December 22, 2010 the Company issued 275,000 shares of common stock for $55,000.


Note 6  Convertible Notes Payable:
On December 12, 2006 the Company issued a convertible notes payable in the amount of $300,000. $200,000 of the loan was advanced in December, 2006. In March 2007, the additional $100,000 was received. The note is due one year from the date of issue and bears interest at the rate of 5% per annum compounded annually. The terms of the note allow the holder to convert the note into shares of the companys stock at the rate of one share per $1 of debt including unpaid interest. The balance of the convertible notes payable at December 31, 2010 was $300,000.

The Company issued additional convertible notes payable in July of 2009 in the amount of $100,000. The note is due one year from the date of issue and bears interest at a rate of 5% per annum compounded annually.
The terms of the note allow the holder to convert the note into shares of the Companys stock at a rate of one share per $1 of debt including unpaid interest. The balance of this note is $100,000 at December 31, 2010.

The Company issued additional convertible notes payable in March of 2010 in the amount of $21,000. These notes are due one year from the date of issue and bears interest at a rate of 15% per annum compounded annually. The terms of the notes allows the holder to convert the note into shares of the Companys stock at a rate of: a 50% discount of the market makers best bid price or $0.10 per share.

Note 7  Notes Payable
The Company has a non interest bearing note payable with one of its officersand shareholders.
The balance of this note at December 31, 2010 was $71,995.
The Company also has a note payable dated September 30, 2010 in the amount of $17,908.
The note carries an interest rate of 12% and a one year maturity rate.

Note 8  Stock Subscriptions
On March 22, 2007 the Company issued a stock subscription in the amount of $700,000.
The subscription is for 1,000,000 shares at a rate of $0.70 per share. Among other provisions the subscription holder has exclusive selling rights to the Companys product in Poland and responsibilities to sell preset amounts of product.

Note 9  New accounting pronouncements
In May 2008, the ASC.issued 944, Accounting for Financial Guarantee Insurance Contracts and interpretation of ASC.944 . ASC.944 clarifies how ASC.944 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. ASC.944.20.15 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. ASC.944 has no effect on the Company s financial position, statements of operations, or cash flows at this time.

In March 2008, the ASC.issued 815, Disclosures about Derivative Instruments and Hedging Activitiesan amendment of ASC.815
This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entitys financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.
The Company has not yet adopted the provisions of ASC.815, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB)
No. 110 regarding the use of a simplified method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No 123 (R)
Share Based Payment.In particular, the staff indicated in SAB 107 that it will accept a companys election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007.

In December 2007, the ASC.815.10.65, Noncontrolling Interests in Consolidated Financial Statements an amendment of ASC 810.
This statement amends ASC. 810.10.65 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should bereported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related ASC.805 (revised 2007). The Company will adopt this Statement
Beginning March 1, 2009.
It is not believed that this will have an impact on the Companys consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued ASC.805 (revised 2007),
Business Combinations.This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree;
(b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related ASC.810, Noncontrolling Interests in Consolidated Financial Statements.The Company will adopt this statement beginning March 1, 2009.It is not believed that this will have an impact on the Companys consolidated financial position, results of operations or cash flows.

In February 2007 the FASB issued ASC.810.The Fair Value Option for Financial Assets and Liabilities Including an Amendment of
ASC 320.
This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in ASC.810 are elective; however, an amendment to ASC.320 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income.
ASC.810 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157
Fair Value Measurements.The Company will adopt ASC 810 beginning
March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued ASC.820.Fair Value Measurements.
This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosures about fair value measurements.
This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice.
This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.
Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Companys consolidated financial position, results of operations or cash flows.

Note 10  Subsequent Events:
The Company is in the process of substantially changing its Business Plan. Management has elected to terminate the oil rig venture and replace it with an international telecom division. The Company is in the process of deploying a telecommunications network by setting up circuit switches, voice over Internet protocol (VoIP) servers, and direct circuit connections, all of which provide international long distance services and offer a suite of enhanced services to its customer base. Through partnering arrangements with facility based operators and government approved carriers, the Company will accelerate deployment of its services in its initial targeted countries and to several other countries where our management relationships now exist. The Company is in the process of establishing substantial computing power in order to tap into this expanding market. Several agreements are in the process of arranging financing and purchasing the needed equipment.

In addition the company has with its Nano Jet technology the inside track to a substantial contract for reducing emissions from diesel locomotives. The Company is in negotiations to finance the testing required to obtain this contract.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HITOR GROUP. INC.


//ken martin
_________________________________
Ken Martin
President, Chief Executive Officer, Director
Dated April 15, 2010


Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

//ken martin
________________________________
Ken Martin
Chief Executive Officer,
Chief Accounting Officer,
Director
Dated:  April 15, 2010


Exhibit 31

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES OXLEY ACT OF 2002

I, Ken Martin, certify that:


1. I have reviewed this annual report of Hitor Group, Inc.
2. Based on my knowledge, this report does not contain any
ntrue statement of a material fact or omit to state a
material fact necessary to make the statements made, in
light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrants other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a 15(e) and 15d 15(3)) and internal control over financial reporting (as defined in Exchange Act Rules
 13a 15(f) and 15d 15(f) for the registrant and have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report is being prepared;
b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be
designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the
preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c. Evaluated the effectiveness of the registrants disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and
5. The registrants other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrants auditors and the audit committee of the registrants board of directors (or persons performing the equivalent functions):
a. All significant deficiencies and material weaknesses in the design of operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants ability to record, process, summarize and report financial information;
 and
b. ny fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal control over financial reporting.
c.
Date:	April 15, 2010

Ken Martin, CEO, CAO

Exhibit 32
CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)


In connection with the Annual Report of Hitor Group, a Nevada corporation (the Company) on Form 10 K for the year ending December 31, 2009, as filed with the Securities and Exchange Commission (the Report)I Ken Martin, CEO and CAO of the Company, certify, pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:
(1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


//ken martin
_______________________________
Ken Martin, CEO, CAO
Dated:  April 15, 2010



The accompanying notes are an integral part of the statements.
F 2

The accompanying notes are an integral part of the statements.
F 3

The accompanying notes are an integral part of the statements.
F 4