Form 10-K/A
period 2010-12-31
HITOR GROUP, IN.
filed 2011-05-24
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended:	December 31, 2010

Commission File No.  333-103986

HITOR GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada
98 0384073
(State of other jurisdiction of incorporation or organization)
(IRS Employer Identification No.)
6513 132nd Ave NE #376
Kirkland, WA 98033
(Address of principal executive offices)

Registrants  telephone number:(206 229 4188)
Securities registered under Section 12(b) of the Exchange Act:
Securities registered under Section 12(g) of the Exchange Act:
Common stock
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes	[  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on tis corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T
232.405 of this chapter) during the preceding 12 months (or for such shorter period that t6he registrant was required to submit and post such files).
	[  ]  Yes[X]  No (Not required by smaller reporting companies)

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
Check one              Large Accelerated Filer [  ]	Accelerated Filer [  ]
              Non Accelerated Filer [  ]	Smaller reporting company [X]
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

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING INFORMATION

Certain statements in this annual report on Form 10 K contain or may contain forward looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.
These forward looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward looking statements, to report events or to report the occurrence of unanticipated events. For any forwardlooking statements contained in any document, we claim the protection of the safe harbor for forwardlooking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Employees
Other than Hitors Directors and Executive Officer, who are currently donating their time to the development of the company, there are no employees of Hitor Group.
Reports to Security Holders
Hitor Group will voluntarily make available an annual report including audited financials on Form 10K to security holders.
The public may read and copy any materials filed with the SEC at the SECs Public Reference Room at 100 F Street NE, Washington, DC 20549.
The public may obtain information on the operation of the
Public Reference Room by calling the SEC at 1 800 SEC 0330.
The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding Hitor Group that is filed electronically with the SEC at http://www.sec.gov.
Item 1A.  Risk Factors
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

March 31, 2008
$10.01
$1.10Holders.

As of December 31, 2009, Hitor Group had approximately fifty six (56) shareholders of record of its common stock.

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
Results of Operation
Hitor Group (formerly Can/Am Auto sales, Inc., LFG International, Inc.
and Nano Jet Corp) (Hitor Group), is a development stage company with limited operations, limited revenue, limited financial backing and limited assets. The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.
The following plan of operation should be read in conjunction with the December 31, 2009, audited financial statements and the related notes elsewhere in this report. This discussion contains forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under Business and elsewhere in this report.
As of December 31, 2009, Hitor Group had $4,419 cash on hand.
Development stage net loss for the year ended December 31, 2009, was $145,430 compared to $343,341 for the year ended December 31, 2008.
The loss for the year ended December 31, 2009, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the companys development stage activities, with a nominal amount of sales revenue.

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

Hitor Group will be required to raise funds through equity and/or debt financing in order to purchase the units for resale. The Company does not expect to encounter any delays with the production of the units after the orders are placed. Hitor Group believes it will need to secure between $1,000,000 and $2,000,000 in financing to pre pay for its order of large and small units.
Although purchasers and potential distributors have indicated to management of Hitor Group that they will purchase the units when received by the Company, it is possible that those orders may not materialize, or may not all materialize, and the sales forecast may not be met.


HITOR GROUP INC
(Formerly Nano Jet Corp)
(A development stage company)
INDEX TO FINANCIAL PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
F 1
Balance Sheet:
December 31, 2010 and 2009
F 2
Statements of Operations:
For the year ended December 31, 2010
and 2009
F 3
Statement of Retained Earnings
December 31, 2010
F 4
Statements of Cash Flows:
For the year ended December 31, 2010 and 2009
F 5
Notes to Financial Statements:
December 31, 2010
F 6


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

LIABILITIES
Current liabilities
Accounts payable and accrued expenses
         61,656
         39,293
    Convertible Notes Payable
      421,000
      400,000
    Deposit
      150,000
      150,000
    Notes payable
       89,246
       48,561
    Advance from Lantz Financial, Inc.
       24,500
       24,500
     Total current liabilities
       746,402
       662,354
 Long term liabilities:
 Total long term liabilities
Total liabilities
    746,402
    662,354
STOCKHOLDERS
DEFICIT
  Common stock, $.001 par value, 100,000,000 authorized,
41,979,500 and 41,684,633 shares issued and outstanding
41,980
41,685
Capital in excess of par value
   920,389
  845,684
Deficit accumulated during the development stage

   (1,577,009)
   (1,445,152)
Total stockholders deficit
      (614,640)
      (557,783)
Total liabilities and stockholders
 deficit
$ 131,762
$ 104,571

HITOR GROUP INC
(Formerly Nano Jet Corp)
STATEMENT OF OPERATIONS
Cumulative
Inception, July 15, 2005
 through
December 31 2010,   December 31 2010 , December 31 2009,
      1,723                     0                     2,701

Cost of Sales
49,579                         0                      1,828

 Cost of Sales

 (17,856)                                                873

General and administrative expenses:
Salaries
 228,693                                               3,300
 Depreciation
 17,058                            6,948               4,264
 Legal and professional
  768,375                        70,855               43,236
Marketing and Advertising
  60,685                             127               8,568
  Insurance
 31,696                               66                  44
Communications
 38,603                            5,942                9,403
  Rent

 82,254                           8,150                8,283
 Other general and administrative
   252,673                     24,709                 27,428
 Total operating expenses

1,480,037                     16,797                 144,526
 (Loss) from operations
 (1,497,893)                (116,797)              (143,653)
Other income (expense):
Interest Income
    4,617
Interest (expense)
      (83,733)           (15,060)                   (2,650)
 (Loss) before taxes
 (1,577,009)          (131,857)                    (145,430)
Provision (credit) for taxes on income
    Net (loss)
 (1,577,009)           (131,857)                   (145,430)
Basic earnings (loss) per common share
  (0.00)
  (0.00)
Weighted average number of shares outstanding
 41,722,550
 41,684,633

HITOR GROUP, INC.
(Formerly NANO JET, CORP.)
(A development stage enterprise)
Statements of Stockholders Deficit

Balances, December 31, 2005 through December 31 2010
    81,005            81,000          (135,692)     (54,687)
Effects of Reverse Merger with LFG
September 30, 2006
(40,435,500)     (40,435)     31,799                 (8,636)
 Net (loss)
                                         (84,628)   (84,628)
Balances, December 31, 2006
 40,569,500        40,570      31,799    (220,320)  (147,951)
Conversion of subordinated debt
 1,000,000            1,000       699,000            700,000
June 19, 2007
100,000                100         99,900            100,000

Issuance for services rendered
July 14, 2007
Net (loss)
                                         (736,061)    (736,061)
Balances, December 31, 2007
41,669,500     41,670        830,699    (956,381)      (84,012)
Common Stock Issued cash
March 31, 2008
   15,000              15              14,985          15,000

Net (loss)                               (343,341)   (343,341)
Balances, December 31, 2008
41,684,500   41,685      845,684     (1,299,722)     (412,353)
Net (loss)                            (145,430)      (145,430)

Balances, December 31, 2009
 41,684,500   41,685     845,684      1,445,152)       (557,783)



Common stock issued for cash
 Feb 26 2010
20,000              20           19,980                     20,000
Dec 22 2010
 275,000          275          54,725                       55,000
Net Loss
                                         (131,857)        (131,857)
Balance Dec 31.2010
41,975,500   41,980       920,389        (1,577,009)       (614,640)










Note 1 Organization and summary of significant accounting policies:
Following is a summary of the Companys organization and significant accounting policies:

Organization and nature of business

Hitor Group Inc., formerly Nano Jet Corp.

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

Inventory   Inventory is recorded at lower of cost or market, cost is
computed on a first in firstout basis. The inventory consists of imported parts.

Property and Equipment The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from five to thirty nine years.
Fair value of financial instruments and derivative financial instruments We have adopted ASC.regarding Disclosure About Derivative
Financial Instruments and Fair Value of Financial Instruments.
The carrying amounts of cash, accounts
payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items.
These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.
Federal income taxes Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC.regarding Accounting for Income Taxes, which requires the use of the assetliability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.
Net income per share of common stock We have adopted ASC.regarding Earnings per Share, which requires presentation of basic and diluted
EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We do not have a complex capital structure requiring the computation of diluted earnings per share.
Note 2 Uncertainty, going concern:
At December 31, 2010, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.
No amounts have been recorded in the accompanying financial statements for the value of officers services, as it is not considered material. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 3   Advance from Lantz Financial, Inc.:
On March 6, 2006, April 20, 2005 and November 28, 2005, we obtained loans of $10,000, $8,500 and $6,000 respectively from Lantz Financial, Inc., a Panamanian company. Lantz is a non-affiliate of the Company
(not associated with any officer, director, or 5% shareholder).
The loans are not evidenced by a note, do not bear interest, and are unsecured. They are due on demand. The lender has indicated that it may want to convert the debt into shares in the future, but there is no agreement to that effect and no understanding as to any other terms.
Note 4  Federal income tax:
We follow ASC.regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable
Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:
12/31/2009 	12/31/2010
Refundable Federal income tax attributable to:
Current operations 		  $(49,446) 	$( 44,831)
Less, Nondeductible expenses	     0	              0

Less, Change in valuation allowance 49,446 	   44,831
Net refundable amount 		     0


The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount  is as follows:
12/31/2009 	   12/31/10
Deferred tax asset attributable to:
Net operating loss carryover	     491,351  	   536,183
Less, Valuation allowance 	   ( 491,351)	  (536,183)
Net deferred tax asset	              0                0
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

Note 9  New accounting pronouncements:
In May 2008, the ASC.issued 944, Accounting for Financial Guarantee Insurance Contracts and interpretation of ASC.944 .ASC.944 clarifies how ASC.944 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. ASC.944.20.15 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. ASC.944 has no effect on the Company s financial position, statements of operations, or cash flows at this time.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB)
No. 110 regarding the use of a simplified method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No. 123 (R), Share Based Payment.In particular,the staff indicated in SAB 107 that it will accept a companys election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007.

In December 2007, the ASC.815.10.65, Noncontrolling Interests in Consolidated Financial Statements an amendment of ASC.810
This statement amends
ASC. 810.10.65 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related ASC.805 (revised 2007). The Company will adopt this Statement
Beginning March 1, 2009.
It is not believed that this will have an impact on the Companys consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued ASC.805 (revised 2007),
Business Combinations.This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree;
(b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related ASC.810, Noncontrolling Interests in Consolidated Financial Statements.The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Companys consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued ASC.810, The Fair Value Option for Financial Assets and Liabilities Including an Amendment of
ASC.320
This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in ASC.810 are elective; however, an amendment to ASC.320 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income.
ASC.810 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157
Fair Value Measurements.The Company will adopt ASC.810 beginning
March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued ASC.820, Fair Value
Measurements.
This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosures about fair value measurements.
This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice.
This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.
Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Companys consolidated financial position, results of operations or cash flows.

Note 10  Subsequent Events:
The Company is in the process of substantially changing its Business Plan. Management has elected to terminate the oil rig venture and replace it with an international telecom division. The Company is in the process of deploying a telecommunications network by setting up circuit switches, voice over Internet protocol (VoIP) servers, and direct circuit connections, all of which provide international long distance services and offer a suite of enhanced services to its customer base. Through partnering arrangements with facility based operators and government-approved carriers, the Company will accelerate deployment of its services in its initial targeted countries and to several other countries where our management relationships now exist. The Company is in the process of establishing substantial computing power in order to tap into this expanding market. Several agreements are in the process of arranging financing and purchasing the needed equipment.

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

//ken martin
________________________________
Ken Martin
Chief Executive Officer,
Chief Accounting Officer,
Director
Dated:  April 15, 2010


Exhibit 31

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES OXLEY ACT OF 2002

I, Ken Martin, certify that:


1.I have reviewed this annual report of Hitor Group, Inc.
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; 3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrants other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a 15(e) and 15d 15(3)) and internal control over financial reporting (as defined in Exchange Act Rules
13a 15(f) and 15d 15(f) for the registrant and have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report is being prepared;
b.Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c. Evaluated the effectiveness of the registrants disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and
5. The registrants other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrants auditors and the audit committee of the registrants board of directors
(or persons performing the equivalent functions):
a. All significant deficiencies and material weaknesses in the design of operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants ability to record, process, summarize and report financial information; and
b. ny fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal control over financial reporting.
c.
Date: April 15, 2010

Ken Martin, CEO, CAO

Exhibit 32
CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)


In connection with the annual Report of Hitor Group, Inc.
a Nevada corporation (the Company), on Form 10 K for the year ending December 31, 2009, as filed with the Securitie s and Exchange Commission (the Report), I, Ken Martin, CEO and CAO of the Company, certify, pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:
 (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and
  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


//ken martin
_______________________________
Ken Martin, CEO, CAO
Dated:  April 15, 2010



The accompanying notes are an integral part of the statements.
F 2

The accompanying notes are an integral part of the statements.
F 3

The accompanying notes are an integral part of the statements.
F 4

Item 9A.Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a 15(e) and 15d 15(e), have concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Specifically, we have noted the following material weaknesses and significant deficiencies in our internal controls over financial reporting and disclosure:

we do not have sufficient segregation of duties in our day to day operations and have not implemented compensating controls to offset the material weaknesses noted;
we have noted material weaknesses with respect to our financial reporting process, most notably our internal audit functions;
we have noted material weaknesses with respect to our corporate governance and control environment, as noted by restatements of our financial statements from September 30,
 2006, to September 30, 2008, due to material misstatements noted in the mis classification and treatment of our reverse merger, as more fully described in Note 1 to the financial statements filed with this report. We have restated
all financial statements from September 30, 2006 to September 30, 2008.

(b) Managements Annual Report on Internal Control Over Financial
 Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a 15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with generally accepted accounting principles, including those policies and procedures that:
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
provide reasonable assurance
that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In connection with the preparation of this Annual Report on Form 10 K for the year ended December 31, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a 15 under the Exchange Act based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures were not effective as of December 31, 2010. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
This Annual Report on Form 10 K does not include an attestation report of the Companys independent registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange
 Commission that permit us to provide only managements report in this Annual Report on Form 10 K.
(c) Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies
This Annual Report on Form 10 K does not include an attestation report of the Companys independent registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Annual Report on Form 10 K.
Item 9B.Other Information.
None.
PART III
Item 10.  Directors, Executive Officers and Corporate
Governance
Set forth below is the name and age of each individual who was a director or executive officer of Hitor Group as of December 31, 2010, together with all positions and offices of the Company held by each and the term of
 office and the period during which each has served:
Directors:
Name of Director
 Ken Martin
Xiao Lin
Harald Hartz
Executive Officers:
Name of Officer
Office
Ken Martin

Chief Executive Officer
All directors serve for a period of one year, or until a successor is duly elected at the next annual shareholders meeting.
Ken Martin is a Director and Chief Executive Officer of
 Hitor Group, Inc.  a Nevada Corporation.
Mr. Martin, founder of International Telcom Solutions,
 Inc. (ITS)
has an extensive international background in the telephony industry spanning fifteen years. Through a vast global network Mr. Martin negotiates government level contracts for VOIP (Voice over the Internet
Protocol). To date he has initialized contracts for Russia, Germany, Poland, Ukraine, Italy and Malta. Negotiations have included Thailand, Viet Nam, Lebanon,
 Turkey, Jordan, France, Cyprus, China, Pakistan and former Russian States. He has negotiated multi million dollar contracts with governments and major companies. Through his long term contacts in the oil and gas industries he has been able to focus on the Hitor Group
 (Nano Jet Corp) products since 2004 and through the aforementioned countries Hitor Group has world wide marketing potential. Hitor Group has two factories in China to produce the Nano Jet products.
Xiao Lin is the Managing Director of Hitor Group, Inc.
 He is also the Managing Director and shareholder of KangHe Handels GmbH, Hanseatic ProMotion GmbH, Managing Director of Firma Pan American Handels GmbH, also executive director Europe International Holdings Group Ltd; Hong Kong. Mr. Lin has negotiated major manufacturing contracts throughout Europe and Asia with such companies as Mercedes Benz, Airbus, Repower, and China Shipbuilding
 and is well connected to numerous manufacturers of automobiles, trucks, and motorcycles throughout Europe and Asia.
Harry Hartz is the Managing Director of Hitor Group, Inc.
 in Germany. Mr. Hartz has traveled extensively in Eastern European block countries and lived in Asia. He has many high ranking contacts throughout the world and in particular
 China, Poland, Baltic States and Germany. Mr.Hartz was formerly employed as an inspector and manager of ORO
Frucht
Import GmbH. Mr. Hartz will lead the Companys sales effort in the European market through a network of established representatives.
None of Hitor Groups Directors or executive officers have been involved, during the past ten years, in any bankruptcy proceeding, conviction or criminal proceedings;
 has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law. Employment Agreements
N/A
Significant Employees
Hitor Group has no significant employees other than the officers and directors described above.
Code of Ethics
The Company has not adopted a Code of Ethics as of the year
 ended December 31, 2010.
Corporate Governance
There have been no changes to the procedures by which security holders may recommend nominees to the Companys
Board of Directors. The Company does not currently have an audit committee.
Item 11.  Executive Compensation.
The Companys directors have not and currently do not receive any compensation from the Company for their service as corporate directors.
Summary Compensation Table
LongTerm Compensation
Annual Compensation
Awards
Payouts
Name
and principal position
Fiscal Year
Salary
Bonus
Other annual
compensation
Restricted stock award(s)
Securities underlying
 options/ SARs
LTIP payouts
All other compensation

Ken Martin, CEO

2007    0
2008    0
2009    0
2010    0
There has been no cash payment paid to the executive
officers for services rendered in all capacities to us for
 the fiscal period ended December 31, 2010.   Except as
noted above, there has been no compensation awarded to,
earned by, or paid to the executive officers by any person
 for services rendered in all capacities to us for the fiscal period ended December 31, 2010.
Stock Option Grants
The Company did not grant any stock options to the executive officers during the most recent fiscal period ended December
 31, 2010. The Company has also not granted any stock options to the executive officers since incorporation, November 4, 2002. Director Compensation
The Directors of the Company do not receive compensation at
 this time, but are paid consulting fees for specific services as incurred.
Item 12. Security Ownership of Certain Beneficial Owners and
 Management.
The following table sets forth the beneficial ownership of the
 Companys officers, directors, and persons who own more than five percent of the Companys common stock as of the date of
this filing. Under relevant provisions of the Securities and Exchange Act of 1934 (the Exchange Act), a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock of 41,684,633 as of the date of this filing.
The table is based upon information provided by our directors and executive officers.
Amount and Nature of Beneficial Ownership as of the date of
this filing.
Name of Beneficial Owner of Common Shares
Address of Beneficial
 Owner
of common Shares
Number of Common
Shares Owned
Percentage of Issued and Outstanding Common Shares
Ken Martin, CEO, Director
13221 Redmond Way, Redmond, WA 98052
10,
200,000
24.5%
Harald Hartz, Director
22299 Hamburg, Sierichstrasse 129a, Telefon 004049345611,
Germany
2,500,000
6.0%
Lin Xiao, Director
Sachsen Weg 37C 22455
 Hamburg
2,500,000
6.0%
Officers and Directors as a Group (3)
15,200,000
36.5%
Item 13.  Certain Relationships and Related Transactions,
 and Director Independence.
No persons who may, in the future, be considered a promoter
 will receive or expect to receive assets, services or other consideration from us. No assets will be or are expected to be acquired from any promoter on behalf of our company.
 We have not entered into any agreements that require disclosure to our shareholders.
None of the Directors of the Company are independent.
Item 14.  Principal Accountant Fees and Services
			2008	2009  2010
1. Audit Fees:
2. Audit Related Fees:   0      0      0
3. Tax Fees: 		  0      0      0
4. All Other Fees: 	  0      0      0

PART IV
Item 15.  Exhibits, Financial Statement Schedules
Exhibit No.
Document
Location
3.1
Articles of Incorporation
Previously Filed
3.2
Bylaws
Previously filed
21
Subsidiaries
of Hitor Group
Included
31
Rule 31a 14(a)/15d 14(a)
Certification
Included
32
Section 1350
Included
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HITOR GROUP. INC.


//Ken Martin
_________________________________
Ken Martin
President, Chief Executive Officer, Director
Dated May 17 2011

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


//Ken Martin
Ken Martin
Chief Executive Officer,
Chief Accounting Officer,
Director
Dated:  May 17 2011