Form 10-Q/A
period 2011-03-31
HITOR GROUP, IN.
filed 2011-06-03
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10q

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended:	march, 31 2011

Commission File No.  333-103986

HITOR GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada

(State of other jurisdiction of incorporation or organization)
(IRS Employer Identification No.)98-0384073
6513 132nd Ave NE #376
Kirkland, WA 98033
(Address of principal executive offices)

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

Dividends.

As of March 31, 2011, Hitor Group had not paid any dividends to ts shareholders. There are no restrictions which would limit the ability of Hitor Group to pay dividends on common equity or that are likely to do so in the future.

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


HITOR GROUP INC
(Formerly Nano-Jet Corp)
(A development stage company)
INDEX TO FINANCIAL PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
F-1
Balance Sheet:
March 31, 2011 and December 31 2010
F-2
Statements of Operations
For the quater ended March 31, 2011
and 2010
F-3
Statements of Cash Flows:
For the quater ended March 31, 2011 and 2010
F-4
Notes to Financial Statements
March 31, 2011



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

Seattle, Washington
May 9, 2011

HITOR GROUP
(Formerly Nano-Jet Corp)
(A development stage enterprise)
Balance Sheet
(Audited) March 31 2011 and December 31 2010
  ASSETS
Current assets:
Cash
6,414      38,558

Funds held in trust, Attorney 0
Accounts receivable 0
 Shareholder Receivable 0
Inventory
75,968     75,968
Total current assets
82,387     114,526

Fixed Assets
Furniture and Equipment
8,936      8,936
Computer
4,454      4,454
 Leasehold Improvements
20,904     20,904
 Total Fixed Assets
34,294     34,294
 Less Accumulated Depreciation
(18,124)   (17,058)
 Net Fixed Assets
16,170      17,236

Other Assets
   Deposits
   Goodwill
   Total Other Assets


Total Assets
98,552       131,762

LIABILITIES
  Current liabilities
Accounts payable and accrued expenses
 77,944      61,656

    Convertible Notes Payable
419,000      421,000

    Deposit
150,000       150,000
    Notes payable
86,624        89,246

    Advance from Lantz Financial, Inc.
 24,500       24,500
     Total current liabilities
758,068       746,402

Long-term liabilities:
Total long-term liabilities

Total liabilities
758,068        746,402

STOCKHOLDERS
DEFICIT
  Common stock, $.001 par value, 100,000,000 authorized,
41,979,500 and 41,979,500 shares issued and outstanding
41,979,500     41,979,500

 Capital in excess of par value
920,389         920,389

Deficit accumulated during the development stage
(1,621,885)   (1,577,009)

Total stockholders deficit
(659,516)      (614,640)
Total liabilities and stockholders deficit
$ 98,552       $ 131,762

HITOR GROUP INC
(Formerly Nano-Jet Corp)
Statement of operations
Cumulative
Inception, July 15, 2005
through
Marchr 31 2011,   MARCH 31 2011 ,  March 31 2010

31,723                   0              0

Cost of Sales
49,579                   0              0

Cost of Sales
 (17,856)                               0
General and administrative expenses:
Salaries
 228,693                                0
Depreciation
18,124                  1,066           0
Legal and professional
796,785                28,225         11,760

Marketing and Advertising
  61,685                1,100           67
  Insurance
31,762                    66            0
 Communications
 39,603                  743           4013
  Rent
  83,254                1000           2,100
 Other general and administrative
   259,061              6,388          15,996
 Total operating expenses
1,518,625              38,588          37,686
 (Loss) from operations
 (1,536,481)          (38,588)        (37,686)
Other income (expense):
 Interest Income         0               0
 4,617
  Interest (expense)
(90,021)              (6,288)         (5,210)
 (Loss) before taxes
  (1,621,885)          (44,876)       (42,896)

Provision (credit) for taxes on income
    Netloss
 (1,621,885)           (44,876)       (42,896)
 Basic earnings (loss) per common share
  (0.00)
  (0.00)
 Weighted average number of shares outstanding
                        41,979,500  41,686,300


HITOR GROUP, INC.
 (Formerly NANO JET, CORP.)
(A development stage enterprise)
Statements of Stockholders Deficit

 Balances, July 15, 2005 through December 31 2005

                                     Deficit
                                    accumulated
                                      during
                                       the
                          Capital in
Common Stock              excess of  Developement
     shares       amount  par value    stage
    81,005,000    81,005              (135,692)  (54,687)

 Effects of Reverse Merger with LFG
September 30, 2006
(40,435,500)   (40,435)     31,799                (8,636)
 Net loss
                                      (84,628)  (84,628)
 Balances, December 31, 2006
 40,569,500   40,570      31,799     (220,320)  (147,951)
Conversion of subordinated debt
 1,000,000       1,000       699,000             700,000
June 19, 2007


 Issuance for services rendered
100,000           100         99,900              100,000
July 14, 2007
 Net loss
                                        (736,061) (736,061)
Balances, December 31, 2007
41,669,500     41,670     830,699       (956,381)  84,012)
Common Stock Issued cash
March 31, 2008
  15,000        15        14,985                   15,000

Net loss                              (343,341)   (343,341)

Balances, December 31, 2008
  41,684,500   41,685    845,684    (1,299,722)     (412,353)
 Net loss
                                      (145,430)     (145,430)
Balances, December 31, 2009
  41,684,500   41,685    845,684     (1,445,152)    (557,783)

Common stock issued for cash
 Feb 26 2010
20,000              20           19,980               20,000
Dec 22 2010
275,000          275          54,725                  55,000
Net loss
                                       (145,430)    (145,430)
Balance Dec 31.2010
41,979,500   41,980     920,389   (1,445,152,)      (557,783)











Note 1 Organization and summary of significant accounting policies:
Following is a summary of the Companys organization and significant accounting policies:

HITOR GROUP INC
(Formerly Nano Jet Corp)
Statement of cash flows)
unaudited
                                     CUMULATIVE
                                     INCEPTION
                                      July 15
                                     2005 thru
                                     3 31 2011 3 31 2011 3 31 2011

Cash flows from operating activities:(1,621,885) (44,876) (42,896)
Net (loss)
Adjustments to reconcile net (loss)
to cash
provided (used) by developmental
stage activities:
Common stock issued for services        181,006
Effects of reverse merger with LFG      (8636)
Depreciation and Amortization           18,124      1,066      3,750
Change in current assets and liabilities:
Funds held in trust, Attorney
Inventory                                75,968
Accounts receivable                     150,000
Deposits
Accounts payable and accrued expenses    77,944     16,288    5,210
Net cash flows from operating activities
                                        (1,279,415) (27,522) (33,936)
Cash flows from investing activities:    (34,295)
Purchase of fixed assets
Website development costs incurred
Net cash flows from investing activities (34,295)
Cash flows from financing activities:
Proceeds from sale of common stock       790.000              20,000
Proceeds/(Payments) from notes payable    86,624     (2,622)   8,325
Convertible Note Payable                 419,000     (2,000)  21,000
Advance from Lantz Financial, Inc.        24,500
Net cash flows from financing activities 1,320,124   (4,622)  49,325

Net cash flows                             6414     (32,144)   15,389
Cash and equivalents, beginning of period            38,558
Cash and equivalents, end of period
                                           6414       6414    19,808
Supplemental cash flow disclosures:
Cash paid for interest                   (90,021)   (6,288)  (5,210)
Cash paid for income taxes


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