Form 10-K/A
period 2010-12-31
HITOR GROUP, IN.
filed 2011-10-13
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K/A

Amendment No. 3

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

None

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ]  Yes [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ]  Yes  [X]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [  ] Yes  [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on tis corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ]  Yes[X]  No (Not required by smaller reporting companies)

Indicate by check if disclosure of delinquent filers in response to Item 405 or Regulation SK (229.405 of this chapter) is not contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, or a smaller reporting company.  See the definitions of the large accelerated filer accelerate filer, and smaller reporting company in Rule 12b 2 of the Exchange Act.

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

As of April 9, 2010, there were 41,684,633 shares of registrant’s common stock issued and outstanding, of which 26,484,633 shares were held by non affiliates.  As of April 9, 2010, the average bid and ask price of the company’s common stock was 0.9933.  The aggregate market value of the voting and non-voting common equity held by non affiliates as of December 31, 2010 was 26,307,185.96.

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

PART I

Item 1.

Business

Business Development

We were originally incorporated on November 4, 2002, in the State of Nevada as Can/Am Auto sales, Inc. The Company changed its name on August 27, 2004 to LFG International, Inc.  Upon completion of a merger with Nano Jet Corporation, a Nevada corporation, the Company changed its name to Nano Jet Corporation.  Effective December 6, 2007, we changed our name to Hitor Group, Inc. (Hitor Group).  Until 2004, we were based in Vancouver, British Columbia, Canada, at which time we moved our base to Bellevue, Washington.  The Company has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

Business of Hitor Group

Hitor Group owns a proprietary technology, currently is applying for patents and has hired patent attorneys for this technology worldwide.

Most fuels for internal combustion engines are liquid. But liquid fuels do not combust till they are vaporized and mixed with air.

Currently, regulated gas emissions from motor vehicles are unburned hydrocarbon (HC), carbon monoxide (CO), and oxides of nitrogen (NOx). Unburned HC and NOx react in the atmosphere to form photo-chemical smog. Smog is highly oxidizing in the environment and is the prime cause of eye and throat irritation, bad odor, plant damage, and decreased visibility. Oxides of Nitrogen are also toxic. CO impairs blood capability to carry oxygen to the brain, resulting in slower reaction times and impaired judgment.

Fuel mainly consists of hydrocarbons. Groupings of hydrocarbons, when flowing through a magnetic field, change their orientations of magnetization in a direction opposite to that of the magnetic field. The molecules of hydrocarbon change their configuration. At the same time, intermolecular force is considerably reduced or depressed. These mechanisms are believed to help to disperse oil particles and to become finely divided. In addition, hydrogen ions in fuel and oxygen ions in air or steam are magnetized to form magnetic domains, which are believed to assist in atomizing fuel into finer particles.

Generally a liquid or gas fuel used for an internal combustion engine is composed of a set of molecules. Each molecule includes a number of atoms, which is composed of a nucleus and electrons orbiting around their nucleus. The molecules have magnetic moments in themselves, and the rotating electrons cause magnetic phenomena. Thus, positive (+) and negative (-) electric charges exists in the fuel's molecules. For this reason, the fuel particles of the negative and positive electric charges are not split into more minute particles. Accordingly, the fuels are not actively interlocked with oxygen during combustion, thereby causing incomplete combustion. To improve the above, the fuels have been required to be decomposed and ionized. The ionization of the fuel particles is accomplished by the supply of magnetic force from a magnet.

    The resultant conditioned fuel/air mixture magnetized in opposite polarities burns more completely, producing higher engine output, better fuel economy, more power and, most importantly, reduces the amount of hydrocarbons, carbon monoxide and oxides of nitrogen in the exhaust. Another benefits is that magnetically charged fuel and air molecules with opposite polarities dissolve carbon build-up in carburetor jets, fuel injectors, and combustion chambers help to clean up the engine and maintain the clean condition. The molecules in the fuel are reduced in size from 300nm to 1 to 3nm (nano meters), thus burning more efficiency and saving fuel. The magnets we use are neodymium rare earth metals. No other type of magnet will work.

The Company’s Nano-Jet product is anticipated to allow owners and operators of both gasoline and diesel powered vehicles to potentially increase fuel efficiency while reducing fuel emissions into the environment.  In addition, Hitor Group intends to operate three other subsidiaries.  One will focus on oil extraction, transport and storage solutions.  The other will focus on alternative powered private and commercial vehicles.

We have developed different models, including developing a magnetic shield cover for the Nano-Jet. A considerable amount of research in China has been donated by associates and family of Xiao Lin. Hitor has funded the additional models for testing in the US and Canada.

Electric Scooter

Currently, we are working on private label the scooters. We have three EV scooter companies in China with whom we are in discussions for an exclusive right to sell. We currently have a long term test on the scooters (almost four years) and have encountered no problems.  However, we have reduced our focus on this program in favor of increased emphasis on the Nano-Jet line of products.

North American Railroads

We have two railroad consultants working with railroads in North America.  We hope to hire sales representative in the next 12 months who will work with our sales manager Mark Smith.

Oil Extraction, Transport and Storage

Our sales consultant who was retained in China and was working towards a significant sale passed away.  We have not yet decided if we will continue to pursue this opportunity.

Competition

Although there are many companies who claim to have developed fuel efficient products and fuel additives, when tested most of these products have not been proven.  Select companies have attempted to produce similar fuel conservation products, but to date, the Company knows of no other company that has developed a solution similar to that belonging to Hitor Groups Product Division.

Marketing and Sales Plan

The Company’s two fold marketing and sales strategy is directed toward establishing immediate technological approval, ultimate penetration and market acceptance within five years of market entry.  The company will first approach trucking companies and truck manufacturers, truck, automobile and motorcycle distributors, as well as wholesalers.

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

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.

Properties

Hitor Groups principal place of business and corporate offices are located at 6513 132nd Ave. NE #376, Kirkland, WA 98003.

Item 3.

Legal Proceedings

We are not a party to any pending legal proceedings.

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Stock.

The Company’s common stock is currently traded on the Over The Counter Bulletin Board under symbol HITR.

Following is a table showing the high and low price of the stock for each quarter in the past two years.

Quarter Ended	High	Low
December 31, 2010	$0.40	$0.15
September 30, 2010	$1.00	$0.26
June 30, 2010	$0.56	$0.50
March 31, 2010	$0.80	$0.10
December 31, 2009	$0.80	$0.35
September 30, 2009	$0.79	$0.60
June 30, 2009	$0.65	$0.55
March 31, 2009	$0.00	$0.00
December 31, 2008	$0.55	$0.55
September 30, 2008	$10.01	$0.55
June 30, 2008	$10.01	$1.10
March 31, 2008	$10.01	$1.10

Holders.

As of December 31, 2010, Hitor Group had approximately fifty six (56) shareholders of record of its common stock.

Stock Option Grants

To date, Hitor Group has not granted any stock options.

Registration Rights

Hitor Group has not granted registration rights to the selling shareholders or to any other persons.

Dividends.

As of December 31, 2010, Hitor Group had not paid any dividends to its shareholders.  There are no restrictions which would limit the ability of Hitor Group to pay dividends on common equity or that are likely to do so in the future.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

Not applicable.

Item 7.

Managements Discussion and Analysis of Financial Condition and Results of Operation

Hitor Group (formerly Can/Am Auto sales, Inc., LFG International, Inc. and Nano Jet Corp) (Hitor Group), is a development stage company with limited operations, limited revenue, limited financial backing and limited assets.  The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada. The following plan of operation should be read in conjunction with the December 31, 2010, audited financial statements and the related notes elsewhere in this report. This discussion contains forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under Business and elsewhere in this report. As of December 31, 2010, Hitor Group had $38,558 cash on hand.  Development stage net loss for the year ended December 31, 2010, was $131,857 compared to $145,430 for the year ended December 31, 2009. The loss for the year ended December 31, 2010, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the Company’s development stage activities, with a nominal amount of sales revenue.

1. Overview

Hitor Group will market to the American and International trucking and automobile parts distribution companies, as well as to alternative fuel vehicle distributors. It is not the intent of the Company to market directly to the consumer, but rather through distribution channels in the truck, automobile and motorcycle industry. The Company will educate these groups about the benefits of a Hitor Group fuel saving device as well as our other products. Hitor Group expects to form licensing arrangements with Original Equipment Manufacturers (OEMs) having high brand recognition in the vehicle marketplace.

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

Going Concern

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders.  We hope to raise additional capital by way of equity, debt or a combination of both.  It is unlikely that normal commercial loans will be available, since we have minimal revenues to date.  If we are required to issue debt, it may be on terms that are more onerous than typical commercial debt.  We are actively seeking equity capital.  If we are successful in securing one or more equity investments, we expect that we will be able to purchase units of Nano-Jet products and be able to resell those products at a profit.  If we are unable to raise capital through equity or debt, or business could fail.

Because we have a working capital deficit, have generated minimal revenues, and have incurred losses from operations since inception, in their report on our audited financial statements for the year ended December 31, 2010, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Item 8.  Financial Statements and Supplementary Data

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Balance Sheet:
December 31, 2010 and 2009	F-2

Statements of Operations:
For the year ended December 31, 2010 and 2009	F-3

Statement of Retained Earnings
December 31, 2010	F-4

Statements of Cash Flows:
For the year ended December 31, 2010 and 2009	F-5

Notes to Financial Statements:
December 31, 2010	F-6

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hitor Group, Inc. (formerly Nano-Jet, Corp.)

I have audited the accompanying balance sheets of Hitor Group, Inc. (formerly Nano-Jet, Corp) Restated  (A Development Stage Company) as of December 31, 2010 and 2009, and the related restated statements of operations, stockholders’ equity and cash flows for the years then ended, and the period July 15, 2005(inception) to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitor Group, Inc. (formerly Nano-Jet, Corp) (A Development Stage Company) as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended and July 15, 2005(inception), to December 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

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

Seattle, Washington

May 9, 2011

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet

	(audited)	(audited)
	December 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash	$ 38,558	$ 4,419
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	-	-
Inventory	75,968	75,968
Total current assets	114,526	80,387

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	4,454	4,454
Leasehold Improvements	20,904	20,904
Total Fixed Assets	34,294	34,294
Less Accumulated Depreciation	(17,058)	(10,110)
Net Fixed Assets	17,236	24,184

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 131,762	$ 104,571

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 61,656	$ 39,293
Convertible Notes Payable	421,000	400,000
Deposit	150,000	150,000
Notes payable	89,246	48,561
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	746,402	662,354

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	746,402	662,354

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
41,979,500 and 41,684,633 shares issued and outstanding	41,980	41,685
Capital in excess of par value	920,389	845,684
Deficit accumulated during the development stage	(1,577,009)	(1,445,152)
Total stockholders' deficit	(614,640)	(557,783)
Total liabilities and stockholders' deficit	$ 131,762	$ 104,571

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations

	Cumulative,
	Inception,
	July 15,
	2005 Through	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2010	2009

Sales	$ 31,723	$ -	$ 2,701

Cost of Sales	49,579	-	1,828

Cost of Sales	(17,856)	-	873

General and administrative expenses:
Salaries	228,693	-	3,300
Depreciation	17,058	6,948	4,264
Legal and professional	768,375	70,855	43,236
Marketing and Advertising	60,685	127	48,568
Insurance	31,696	66	44
Communications	38,603	5,942	9,403
Rent	82,254	8,150	8,283
Other general and administrative	252,673	24,709	27,428
Total operating expenses	1,480,037	116,797	144,526
(Loss) from operations	(1,497,893)	(116,797)	(143,653)

Other income (expense):
Interest Income	4,617	-	-
Interest (expense)	(83,733)	(15,060)	(2,650)
(Loss) before taxes	(1,577,009)	(131,857)	(145,430)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (1,577,009)	$ (131,857)	$ (145,430)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		41,722,550	41,684,633

The accompanying notes are an integral part of the statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, July 15, 2005 through December 31, 2005:
Balances, December 31, 2005	81,005,000	$ 81,005	$ -	$ (135,692)	$ (54,687)

Effects of Reverse Merger with LFG
September 30, 2006	(40,435,500)	(40,435)	31,799		(8,636)

Net (loss)				(84,628)	(84,628)
Balances, December 31, 2006	40,569,500	40,570	31,799	(220,320)	(147,951)

Conversion of subordinated debt
June 19, 2007	1,000,000	1,000	699,000		700,000

Issuance for services rendered
July 14, 2007	100,000	100	99,900		100,000

Net (loss)				(736,061)	(736,061)

Balances, December 31, 2007	41,669,500	41,670	830,699	(956,381)	(84,012)

Common Stock Issued cash
March 31, 2008	15,000	15	14,985		15,000

Net (loss)				(343,341)	(343,341)

Balances, December 31, 2008	41,684,500	41,685	845,684	(1,299,722)	(412,353)

Net (loss)				(145,430)	(145,430)

Balances, December 31, 2009	41,684,500	41,685	845,684	(1,445,152)	(557,783)

Common Stock Issued for Cash
February 26, 2010	20,000	20	19,980		20,000
December 22, 2010	275,000	275	54,725		55,000

Net (loss)				(131,857)	(131,857)

Balances, December 31, 2010	41,979,500	$ 41,980	$ 920,389	$ (1,577,009)	$ (614,640)

The accompanying notes are an integral part of the statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows

	Cumulative,
	Inception,
	July 15,
	2005 Through
	December 31,	December 31,	December 31,
	2010	2010	2009
Cash flows from operating activities:
Net (loss)	$ (1,577,009)	$ (131,857)	$ (145,430)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,006
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	17,058	6,948	4,264
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	(75,968)		(3,879)
Accounts receivable		-	-
Deposits	150,000	-	-
Accounts payable and accrued expenses	61,656	22,363
Net cash flows from operating activities	(1,251,893)	(102,546)	(145,045)
Cash flows from investing activities:
Purchase of fixed assets	(34,295)	-	-
Website development costs incurred
Net cash flows from investing activities	(34,295)	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	790,000	75,000	-
Proceeds from notes payable	89,246	40,685	48,561
Convertible Note Payable	421,000	21,000	100,000
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,324,746	136,685	148,561
Net cash flows	38,558	34,139	3,516
Cash and equivalents, beginning of period	-	4,419	903
Cash and equivalents, end of period	$ 38,558	$ 38,558	$ 4,419

Supplemental cash flow disclosures:
Cash paid for interest	$ (83,733)	$ (15,060)	$ (2,650)
Cash paid for income taxes	-

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2010

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

Fair value of financial instruments and derivative financial instruments – We have adopted ASC. regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC. regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2010

taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net income per share of common stock – We have adopted ASC. regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  We do not have a complex capital structure requiring the computation of diluted earnings per share.

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

Note 4 - Federal income tax:

We follow ASC. regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	12/31/2009	12/31/10
Refundable Federal income tax attributable to:
Current operations	$(49,446)	$(44,831)
Less, Nondeductible expenses	-	-
-Less, Change in valuation allowance	49,446	44,831
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount  is as follows:

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2010

	12/31/2009	12/31/2010
Deferred tax asset attributable to:
Net operating loss carryover	$491,351	$536,183
Less, Valuation allowance	(491,351)	(536,183)
Net deferred tax asset	-	-

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

December 31, 2010

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

Note 9 - New accounting pronouncements:

In May 2008, the ASC.issued 944, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of ASC.944”.  ASC.944 clarifies how ASC.944 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. ASC.944.20.15 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. ASC.944 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the ASC.issued 815, Disclosures about Derivative Instruments and Hedging Activities—an amendment of ASC.815.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of ASC.815, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the ASC.815.10.65, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ASC.810.  This statement amends ASC. 810.10.65 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result,

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2010

considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related ASC.805 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued ASC.805 (revised 2007), Business Combinations.’  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related ASC.810, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued ASC.810, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of ASC.320.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in ASC.810 are elective; however, an amendment to ASC.320 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. ASC.810 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt ASC.810 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued ASC.820, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 10 – Subsequent Events:

The Company is in the process of substantially changing its Business Plan.  Management has elected to terminate the oil rig venture and replace it with an international telecom division.  The Company is in the process of deploying a telecommunications network by setting up circuit switches, voice over Internet protocol (VoIP) servers, and direct circuit connections, all of which provide international long distance services and offer a suite of enhanced services to its customer base. Through

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2010

partnering arrangements with facility-based operators and government-approved carriers, the Company will accelerate deployment of its services in its initial targeted countries and to several other countries where our management relationships now exist.  The Company is in the process of establishing substantial computing power in order to tap into this expanding market.  Several agreements are in the process of arranging financing and purchasing the needed equipment.

In addition the company has with its Nano-Jet technology the inside track to a substantial contract for reducing emissions from diesel locomotives.  The Company is in negotiations to finance the testing required to obtain this contract.

Item 9A.Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a 15(e) and 15d 15(e)), have concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Specifically, we have noted the following material weaknesses and significant deficiencies in our internal controls over financial reporting and disclosure:  we do not have sufficient segregation of duties in our  day to day operations and have not implemented compensating controls to offset the material weaknesses noted; we have noted material weaknesses with respect to our financial reporting process, most notably our internal audit functions; we have noted material weaknesses with respect to our  corporate governance and control environment, as noted by restatements of our financial statements from September 30, 2006, to September 30, 2008, due to material misstatements noted in the mis classification and treatment of our reverse merger.  We have restated all financial statements from September 30, 2006 to September 30, 2008.

(b) Managements Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a 15(f) under the Exchange Act.  Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In connection with the preparation of this Annual Report on Form 10 K for the year ended December 31, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework  in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures were not effective as of December 31, 2010.  There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely  to materially affect, our internal controls over financial  reporting.  This Annual Report on Form 10 K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject   to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Annual Report on Form 10 K.

(c) Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.  Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies  This Annual Report on Form 10 K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Annual Report on Form 10 K.

Item 9B.Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is the name and age of each individual who was a director or executive officer of Hitor Group as of December 31, 2010, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Directors:

Name of Director	Age	Date of Appointment
Ken Martin
Xiao Lin
Harald Hartz

Executive Officers:

Name of Officer	Office	Date of Appointment
Ken Martin	Chief Executive Officer

All directors serve for a period of one year, or until a successor is duly elected at the next annual shareholders meeting.

Ken Martin is a Director and Chief Executive Officer of Hitor Group, Inc., a Nevada Corporation.  Mr. Martin, founder of International Telcom Solutions, Inc. (ITS), has an extensive international background in the telephony industry spanning fifteen years.  Through a vast global network Mr. Martin negotiates government level contracts for VOIP (Voice over the Internet Protocol).  To date he has initialized contracts for Russia, Germany, Poland, Ukraine, Italy and Malta.  Negotiations have included Thailand, Viet Nam, Lebanon, Turkey, Jordan, France, Cyprus, China, Pakistan and former Russian States.  He has negotiated multi-million dollar contracts with governments and major companies.  Through his long term contacts in the oil and gas industries he has been able to focus on the Hitor Group (Nano Jet Corp) products since 2004 and through the aforementioned countries Hitor Group has worldwide marketing potential.  Hitor Group has two factories in China to produce the Nano Jet products.

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

Harry Hartz is the Managing Director of Hitor Group, Inc. in Germany.  Mr. Hartz has traveled extensively in Eastern European block countries and lived in Asia.  He has many high ranking contacts throughout the world and in particular China, Poland, Baltic States and Germany.  Mr. Hartz was formerly employed as an inspector and manager of ORO Frucht Import GmbH.  Mr. Hartz will lead the Company’s sales effort in the European market through a network of established representatives.  None of Hitor Groups Directors or executive officers have been involved, during the past ten years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the

Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

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

Item 11.  Executive Compensation.

The Companys directors have not and currently do not receive any compensation from the Company for their service as corporate directors.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compe nsation ($)	Total ($)
Ken Martin, CEO	2009 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the Company’s officers, directors, and persons who own more than five percent of the Companys common stock as of the date of this filing.  Under relevant provisions of the Securities and Exchange Act of 1934 (the Exchange Act), a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock of 41,684,633 as of the date of this filing.  The table is based upon information provided by our directors and executive officers.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Ken Martin, CEO, Director 13221 Redmond Way, Redmond, WA 98052	Common	10,200,000	24.5%

Harald Hartz, Director 22299 Hamburg, Sierichstrasse 129a, Telefon 004049345611, Germany	Common	2,500,000	6.5%

Lin Xiao, Director Sachsen Weg 37C 22455, Hamburg	Common	2,500,000	6.0%

Officers and Directors as a Group (3)	Common	15,200,000	36.5%

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

Item 14.  Principal Accountant Fees and Services

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2010:

2009:

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2010:

$ 0

2009:

$0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2010:

$0

Nature of Services:

2009:

$ 0

Nature of Services

All Other Fees:

2010:

$ 0

2009:

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

HITOR GROUP. INC.

//Ken Martin

_________________________________

Ken Martin

President, Chief Executive Officer, Director

Dated October 10,  2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

//Ken Martin

Ken Martin

Chief Executive Officer,

Chief Accounting Officer,

Director

Dated:  October 10, 2011

/s/ Harald Hartz

Harald Hartz

Director

Date:  October 10, 2011

/s/ Lin Xiao

Lin Xiao

Director

October 10, 2011