Form 10-Q/A
period 2011-03-31
HITOR GROUP, IN.
filed 2011-10-13
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q/A

Amendment No. 2

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2011

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

As of March 31, 2011, there were 41,979,500 issued and outstanding shares of the Company’s common stock.

PART I

Item 1.  Financial Statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements

Balance Sheet:
March 31, 2011 and December 31, 2010	F-1

Statements of Operations:
For the three months ended March 31, 2011 and 2010	F-2

Statements of Cash Flows:
For the three months ended March 31, 2011 and 2010	F-3

Notes to Financial Statements:
March 31, 2011	F-5

F-1

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet

	(unaudited)	(audited)
	March 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$ 6,414	$ 38,558
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	-	-
Inventory	75,968	75,968
Total current assets	82,382	114,526

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	4,454	4,454
Leasehold Improvements	20,904	20,904
Total Fixed Assets	34,294	34,294
Less Accumulated Depreciation	(18,124)	(17,058)
Net Fixed Assets	16,170	17,236

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 98,552	$ 131,762

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 77,944	$ 61,656
Convertible Notes Payable	419,000	421,000
Deposit	150,000	150,000
Notes payable	86,624	89,246
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	758,068	746,402

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	758,068	746,402

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
41,979,500 and 41,979,500 shares issued and outstanding	41,980	41,980
Capital in excess of par value	920,389	920,389
Deficit accumulated during the development stage	(1,621,885)	(1,577,009)
Total stockholders' deficit	(659,516)	(614,640)
Total liabilities and stockholders' deficit	$ 98,552	$ 131,762

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
	Cumulative,
	Inception,
	July 15,	Three Months	Three Months
	2005 Through	Ended	Ended
	March 31,	March 31,	March 31,
	2011	2011	2010

Sales	$ 31,723	$ -	$ -

Cost of Sales	49,579	-

Cost of Sales	(17,856)	-	-

General and administrative expenses:
Salaries	228,693	-
Depreciation	18,124	1,066	3,750
Legal and professional	796,600	28,225	11,760
Marketing and Advertising	61,785	1,100	67
Insurance	31,762	66	-
Communications	39,346	743	4,013
Rent	83,254	1,000	2,100
Other general and administrative	259,061	6,388	15,996
Total operating expenses	1,518,625	38,588	37,686
(Loss) from operations	(1,536,481)	(38,588)	(37,686)

Other income (expense):
Interest Income	4,617	-	-
Interest (expense)	(90,021)	(6,288)	(5,210)
(Loss) before taxes	(1,621,885)	(44,876)	(42,896)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (1,621,885)	$ (44,876)	$ (42,896)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		41,979,500	41,686,300

The accompanying notes are an intergral part of the statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	Cumulative,
	Inception,
	July 15,
	2005 Through
	March 31,	March 31,	March 31,
	2011	2011	2010
Cash flows from operating activities:
Net (loss)	$ (1,621,885)	$ (44,876)	$ (42,896)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,006
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	18,124	1,066	3,750
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	(75,968)
Accounts receivable		-	-
Deposits	150,000	-	-
Accounts payable and accrued expenses	77,944	16,288	5,210
Net cash flows from operating activities	(1,279,415)	(27,522)	(33,936)
Cash flows from investing activities:
Purchase of fixed assets	(34,295)	-	-
Website development costs incurred
Net cash flows from investing activities	(34,295)	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	790,000		20,000
Proceeds/(Payments) from notes payable	86,624	(2,622)	8,325
Convertible Note Payable	419,000	(2,000)	21,000
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,320,124	(4,622)	49,325
Net cash flows	6,414	(32,144)	15,389
Cash and equivalents, beginning of period	-	38,558	4,419
Cash and equivalents, end of period	$ 6,414	$ 6,414	$ 19,808

Supplemental cash flow disclosures:
Cash paid for interest	$ (90,021)	$ (6,288)	$ (5,210)
Cash paid for income taxes	-

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2011

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

The Company is also in the process of substantially changing their business plan.  The company will operate two distinct sections, the one that allows fuel and energy efficiency and a new telecom division which will allow the company to offer voice over internet protocol (VoIP).  See note 9 for more.

Basis of presentation – Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to development stage enterprises.  Changes in classification of 2010 amounts have been made to conform to current presentations.

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

March 31, 2011

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

Note 2 - Uncertainty, going concern:

At March 31, 2011, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

The provision for refundable Federal income tax consists of the following:

12/31/2009

12/31/2010

Refundable Federal income tax attributable to:

Current operations

  $(49,446)

 $(44,831)

Less, Nondeductible expenses

         -0-

        -0-

-Less, Change in valuation allowance

     49,446

     44,831

 Net refundable amount

         -0-            -0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount  is

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2011

as follows:

 12/31/2009

   12/31/10

Deferred tax asset attributable to:

 Net operating loss carryover

   $491,351

  $ 536,183

Less, Valuation allowance

   (491,351)

  (536,183)

 Net deferred tax asset

        -0-              -0-

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

Note 6 – Convertible Notes Payable:

On December 12, 2006 the Company issued a convertible notes payable in the amount of $300,000.  $200,000 of the loan was advanced in December, 2006.  In March 2007, the additional $100,000 was received.  The note is due one year from the date of issue and bears interest at the rate of 5% per annum compounded annually.  The terms of the note allow the holder to convert the note into shares of the company’s stock at the rate of one share per $1 of debt including unpaid interest.  The balance of the convertible notes payable at March 31, 2011 and December 31, 2010 was $300,000.

The Company issued additional convertible notes payable in July of 2009 in the amount of $100,000.  The note is due one year from the date of issue and bears interest at a rate of 5% per annum compounded annually.  The terms of the note allow the holder to convert the note into shares of the Company’s stock at a rate of one share per $1 of debt including unpaid interest.  The balance of this note is $100,000 at March 31, 2011 and December 31, 2010.

The Company issued additional convertible notes payable in March of 2010 in the amount of $21,000.  These notes are due one year from the date of issue and bears interest at a rate of 15% per annum compounded annually.  The terms of the notes allows the holder to convert the note into shares of the Company’s stock at a rate of: a 50% discount of the market-makers best bid price or $0.10 per share.  The balance of these notes is $19,000 for March 31, 2011 and $21,000 at December 31, 2010.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2011

Note 7 – Notes Payable

The Company has a non-interest bearing note payable with one of its officers and shareholders.  The balance of this note at March 31, 2011 was $68,716 and $71,995 at December 31, 2010.

The Company also has a note payable dated September 30, 2010 in the amount of $17,908.  The note carries an interest rate of 12% and a one year maturity rate.  The note is secured by inventory.

Note 8 – Stock Subscriptions

On March 22, 2007 the Company issued a stock subscription in the amount of $700,000.  The subscription is for 1,000,000 shares at a rate of $0.70 per share.  Among other provisions the subscription holder has exclusive selling rights to the Company’s product in Poland and responsibilities to sell preset amounts of product.

Note 9 – Subsequent events:

The Company is in the process of substantially changing its Business Plan.  Management has elected to terminate the oil rig venture and replace it with an international telecom division.  The Company is in the process of deploying a telecommunications network by setting up circuit switches, voice over Internet protocol (VoIP) servers, and direct circuit connections, all of which provide international long distance services and offer a suite of enhanced services to its customer base. Through partnering arrangements with facility-based operators and government-approved carriers, the Company will accelerate deployment of its services in its initial targeted countries and to several other countries where our management relationships now exist.  The Company is in the process of establishing substantial computing power in order to tap into this expanding market.  Several agreements are in the process of arranging financing and purchasing the needed equipment.

In addition the company has with its Nano-Jet technology the inside track to a substantial contract for reducing emissions from diesel locomotives.  The Company is in negotiations to finance the testing required to obtain this contract.

In May 2011, the company encumbered its inventory as collateral for notes payable listed in Note 7.

Note 10 - New accounting pronouncements:

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

March 31, 2011

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

Item 3.

Managements Discussion and Analysis of Financial Condition and Results of Operation

Hitor Group (formerly Can/Am Auto sales, Inc., LFG International, Inc. and Nano Jet Corp) (Hitor Group), is a development stage company with limited operations, limited revenue, limited financial backing and limited assets.  The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.  The following plan of operation should be read in conjunction with the March 31, 2011, unaudited financial statements and the related notes elsewhere in this report.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under Business and elsewhere in this report.

As of March 31, 2011, Hitor Group had $6,414 cash on hand.  Development stage net loss for the quarter ended March 31, 2011 was $44,876, compared to $42,896 for the quarter ended March 31, 2010.  The loss for the quarter ended March 31 2011, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the Company’s development stage activities, with a nominal amount of sales revenue.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of March 31, 2011, he concluded that those disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the year ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.  Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies  This Annual Report on Form 10 K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Annual Report on Form 10 K.

 PART II

Item 6.  Exhibits

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

Exhibit No.	Description
31.1	Certifications of Chief Financial Officer and Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Financial Officer and Principal Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hitor, Inc.

Date October 10, 2011

/s/ Ken Martin

Ken Martin, CEO, CAO, Director, President