Form 10-Q
period 2011-06-30
HITOR GROUP, IN.
filed 2011-10-13
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2011

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

As of June 30, 2011, there were 41,979,500 issued and outstanding shares of the Company’s common stock.

PART I

Item 1.  Financial Statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements

Balance Sheet:
June 30, 2011 and December 31, 2010	F-1

Statements of Operations:
For the three and six months ended June 30, 2011 and 2010	F-2

Statements of Cash Flows:
For the three months ended March 31, 2011 and 2010	F-3

Notes to Financial Statements:
March 31, 2011	F-4

F-1

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet

	(unaudited)	(audited)
	June 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$ 6,509	$ 38,558
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	-	-
Inventory	75,968	75,968
Total current assets	82,477	114,526

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	4,454	4,454
Leasehold Improvements	20,904	20,904
Total Fixed Assets	34,294	34,294
Less Accumulated Depreciation	(19,190)	(17,058)
Net Fixed Assets	15,104	17,236

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 97,581	$ 131,762

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 81,193	$ 61,656
Convertible Notes Payable	419,000	421,000
Deposit	150,000	150,000
Notes payable	93,442	89,246
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	768,135	746,402

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	768,135	746,402

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
41,979,500 and 41,979,500 shares issued and outstanding	41,980	41,980
Capital in excess of par value	920,389	920,389
Deficit accumulated during the development stage	(1,632,923)	(1,577,009)
Total stockholders' deficit	(670,554)	(614,640)
Total liabilities and stockholders' deficit	$ 97,581	$ 131,762

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
	Cumulative,
	Inception,
	July 15,	Three Months	Three Months	Six Months	Six Months
	2005 Through	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2011	2010	2011	2010

Sales	$ 31,723	$ -	$ -	$ -	$ -

Cost of Sales	49,579	-	-

Cost of Sales	(17,856)	-	-	-	-

General and administrative expenses:
Salaries	228,693	-	-
Depreciation	19,190	1,066	1,066	2,132	4,816
Legal and professional	799,850	3,250	15,002	31,834	36,787
Marketing and Advertising	61,860	75		1,265
Insurance	31,762			66	942
Communications	40,050	704	1,468	1,673	5,481
Rent	85,254	2,000	2,050	4,000	4,150
Other general and administrative	262,504	3,444	6,207	13,944	16,512
Total operating expenses	1,529,163	10,539	25,793	54,914	68,688
(Loss) from operations	(1,547,019)	(10,539)	(25,793)	(54,914)	(68,688)

Other income (expense):
Interest Income	4,617	-	-		-
Interest (expense)	(90,521)	(500)	(500)	(1,000)	(500)
(Loss) before taxes	(1,632,923)	(11,039)	(26,293)	(55,914)	(69,188)

Provision (credit) for taxes on income	-	-	-		-
Net (loss)	$ (1,632,923)	$ (11,039)	$ (26,293)	$ (55,914)	$ (69,188)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		41,979,500	41,692,966	41,979,500	41,692,966

The accompanying notes are an integral part of the statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	Cumulative,
	Inception,
	July 15,
	2005 Through
	June 30,	June 30,	June 30,
	2011	2011	2010
Cash flows from operating activities:
Net (loss)	$ (1,632,923)	$ (55,914)	$ (69,188)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,006
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	18,124	2,132	4,816
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	(75,968)
Accounts receivable		-	-
Deposits	150,000	-	-
Accounts payable and accrued expenses	77,944	19,537	5,210
Net cash flows from operating activities	(1,290,453)	(34,245)	(59,162)
Cash flows from investing activities:
Purchase of fixed assets	(34,295)	-	-
Website development costs incurred
Net cash flows from investing activities	(34,295)	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	790,000		20,000
Proceeds/(Payments) from notes payable	86,624	4,196	16,885
Convertible Note Payable	419,000	(2,000)	21,000
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,320,124	2,196	57,885
Net cash flows	(4,624)	(32,049)	(1,277)
Cash and equivalents, beginning of period	-	38,558	4,419
Cash and equivalents, end of period	$ (4,624)	$ 6,509	$ 3,142

Supplemental cash flow disclosures:
Cash paid for interest	$ (90,521)	$ (500)	$ (500)
Cash paid for income taxes	-

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2011

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

June 30, 2011

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

Note 2 - Uncertainty, going concern:

At June 30, 2011, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

June 30, 2011

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

June 30, 2011

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

Note 7 – Notes Payable

The Company has a non-interest bearing note payable with one of its officers and shareholders.  The balance of this note at June 30, 2011 was $75,534 and $71,995 at December 31, 2010.

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

June 30, 2011

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

June 30, 2011

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

Item 3.

Managements Discussion and Analysis of Financial Condition and Results of Operation

Hitor Group (formerly Can/Am Auto sales, Inc., LFG International, Inc. and Nano Jet Corp) (Hitor Group), is a development stage company with limited operations, limited revenue, limited financial backing and limited assets.  The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.  The following plan of operation should be read in conjunction with the June 30, 2011, unaudited financial statements and the related notes elsewhere in this report.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under Business and elsewhere in this report.

As of June 30, 2011, Hitor Group had $6,509 cash on hand.  Development stage net loss for the six months ended June 30, 2011 was $55,914, compared to $69,188 for the six months ended June 30, 2010.  The loss for the quarter ended June 30, 2011, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the Company’s development stage activities, with a nominal amount of sales revenue.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of June 30, 2011, he concluded that those disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the year ended June 30 2011, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.  Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies  This Annual Report on Form 10 K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Annual Report on Form 10 K.

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