Form 10-Q/A
period 2010-06-30
HITOR GROUP, IN.
filed 2011-11-21
CIK 1224006

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

6513 132nd Ave. NE #376

Kirkland, WA 98033

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

[  ] Yes

[X]

No

As of June 30, 2010, the issuer had 62,855,000 issued and outstanding of its common stock.

EXPLANATORY NOTE

This Amendment #1 on Form 10-Q/A amends and restates items identified below with respect to the Form 10-Q filed by Hitor, Inc. (the “Company”) for the period ended June 30, 2010, with the Securities and Exchange Commission (the “SEC”) on August 23, 2010 (the “Original Filing”). The purpose of this Amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons fully set forth in Note 2 to the financial statements included in Item 1 (Financial Statements) herein. Other than as set forth below, the Original Filing continues to speak as of the date of the filing thereof, and the disclosure relating to items not being updated remains unchanged.

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

The Company did not have sufficient qualified personnel with an adequate understanding of generally accepted accounting principles and experience in the application of such principles to financing transactions, which led to a material misstatement of the Company’s interim financial statements for the quarters ended June 30, 2010, September 30, 2010, June 30, 2011 and March 31, 2011, and the fiscal year ended December 31, 2011.  Management has determined that this is a material weakness in internal controls over financial reporting as of and for each of the periods mentioned above. As of the date of this report, the Company believes that it has taken appropriate steps to remedy these weaknesses.

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

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet
Restated
	(unaudited)	(audited)
	June 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash	$ 3,142	$ 4,419
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	-	-
Inventory	75,968	75,968
Total current assets	79,110	80,387

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	4,454	4,454
Leasehold Improvements	20,904	20,904
Total Fixed Assets	34,294	34,294
Less Accumulated Depreciation	(14,926)	(10,110)
Net Fixed Assets	19,368	24,184

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 98,478	$ 104,571

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 44,503	$ 39,293
Convertible Notes Payable	421,000	400,000
Deposit	150,000	150,000
Notes payable	65,446	48,561
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	705,449	662,354

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	705,449	662,354

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
62,855,000 and 41,684,633 shares issued and outstanding	62,855	41,685
Capital in excess of par value	844,514	845,684
Deficit accumulated during the development stage	(1,514,340)	(1,445,152)
Total stockholders' deficit	(606,971)	(557,783)
Total liabilities and stockholders' deficit	$ 98,478	$ 104,571

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Restated
Unaudited
	Cumulative,
	Inception,
	July 15,	Three Months	Three Months	Six Months	Six Months
	2005 Through	Ended	Ended	Ended	Ended
	June 30,	June 30,	June, 30	June 30,	June 30,
	2010	2010	2009	2010	2009

Sales	$ 31,723	$ -	$ -	$ -	$ 2,701

Cost of Sales	49,579	-	-	-	107

Cost of Sales	(17,856)	-	-	-	2,594

General and administrative expenses:
Salaries	228,693	-	-	-	3,300
Depreciation	14,926	1,066	1,066	4,816	2,026
Legal and professional	724,282	15,002	130	36,787	5,678
Marketing and Advertising	60,625	-	261	-	351
Insurance	31,630	-	-	942	44
Communications	38,142	1,468	1,381	5,481	3,119
Rent	78,254	2,050	450	4,150	4,133
Other general and administrative	250,166	6,207	4,357	16,512	11,797
Total operating expenses	1,426,718	25,793	7,645	68,688	30,448
(Loss) from operations	(1,444,574)	(25,793)	(7,645)	(68,688)	(27,854)

Other income (expense):
Interest Income	4,617	-		-	-
Interest (expense)	(74,383)	(500)	(1,450)	(500)	(1,450)
(Loss) before taxes	(1,514,340)	(26,293)	(9,095)	(69,188)	(29,304)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (1,514,340)	$ (26,293)	$ (9,095)	$ (69,188)	$ (29,304)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		62,539,449	41,684,633	62,539,449	41,684,633

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	Cumulative,
	Inception,
	July 15,	Six Months	Six Months
	2005 Through	Ended	Ended
	June 30,	June 30,	June 30,
	2010	2010	2009
Cash flows from operating activities:
Net (loss)	$ (1,514,340)	$ (69,188)	$ (29,304)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,006
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	14,926	4,816	2,025
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	(75,968)		107
Accounts receivable		-	-
Deposits	150,000	-	-
Accounts payable and accrued expenses	44,503	5,210
Net cash flows from operating activities	(1,208,509)	(59,162)	(27,172)
Cash flows from investing activities:
Purchase of fixed assets	(34,295)	-	-
Website development costs incurred
Net cash flows from investing activities	(34,295)	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	735,000	20,000	-
Proceeds from notes payable	65,446	16,885	28,485
Convertible Note Payable	421,000	21,000	-
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,245,946	57,885	28,485
Net cash flows	3,142	(1,277)	1,313
Cash and equivalents, beginning of period	-	4,419	903
Cash and equivalents, end of period	$ 3,142	$ 3,142	$ 2,216

Supplemental cash flow disclosures:
Cash paid for interest	$ (74,383)	$ (500)	$ -
Cash paid for income taxes	-

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2010

Restated

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

Restated

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

Note 2 – Restated Statements:

The Company has restated their statements for a 1:5 to 1 stock split that was completed in April of 2010.  The company has adjusted the shares and restated the earnings per share.  The Quarterly statements for June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2012 have been restated.  The Company has also restated the December 31, 2010 audited statement.

The following table represents the restated statements for earnings per share:

	Restated	Original
June 30, 2010	$0.00	$0.00
Shares Outstanding	62,855,000	41,684,633

Note 3 - Uncertainty, going concern:

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

Restated

Note 5 - Federal income tax:

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

Restated

On February 26, 2010 the Company issued 20,000 shares of common stock for $20,000.

In April 2010, the Company initiated a 1:1.5 stock split.  The Company did not change the par value per share.

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

Restated

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

Restated

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

•

We have noted material weaknesses with respect to our corporate governance and control environment, as noted by restatements of our financial statements from June 30, 2010, to June 30, 2011, to reflect a 1:5 to 1 stock split that was completed in April of 2010.  The Company has adjusted the shares and restated the earnings per share.

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

November 14, 2011