Form 10-Q/A
period 2010-09-30
HITOR GROUP, IN.
filed 2011-11-21
CIK 1224006

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

[  ] Yes

[X]

No

As of September 30, 2010, the issuer had 62,855,000 issued and outstanding of its common stock.

EXPLANATORY NOTE

This Amendment #1 on Form 10-Q/A amends and restates items identified below with respect to the Form 10-Q filed by Hitor, Inc. (the “Company”) for the period ended September 30, 2010, with the Securities and Exchange Commission (the “SEC”) on November 29, 2010 (the “Original Filing”). The purpose of this Amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons fully set forth in Note 2 to the financial statements included in Item 1 (Financial Statements) herein. Other than as set forth below, the Original Filing continues to speak as of the date of the filing thereof, and the disclosure relating to items not being updated remains unchanged.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements
Restated

Balance Sheet:
September 30, 2010 and December 31, 2009	F-1

Statements of Operations:
For the three and nine months ended September 30, 2010 and 2009	F-2

Statements of Cash Flows:
For the nine months ended September 30, 2010 and 2009	F-3

Notes to Financial Statements:
September 30, 2010	F-4

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

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
Restated
	Cumulative,
	Inception,
	July 15,	Three Months	Three Months	Nine Months	Nine Months
	2005 Through	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2010	2009	2010	2009

Sales	$ 31,723	$ -	$ -	$ -	$ 2,701

Cost of Sales	49,579	-	-	-	107

Cost of Sales	(17,856)	-	-	-	2,594

General and administrative expenses:
Salaries	228,693	-	-	-	3,300
Depreciation	15,992	1,066	1,066	5,882	3,198
Legal and professional	746,207	21,925	37,558	53,907	43,236
Marketing and Advertising	60,625	-	48,180	-	48,531
Insurance	31,630	-	-	1,008	44
Communications	38,392	250	3,803	5,731	7,580
Rent	79,254	1,000	1,000	5,150	5,133
Other general and administrative	255,539	5,373	12,166	26,624	24,188
Total operating expenses	1,456,332	29,614	103,773	98,302	135,210
(Loss) from operations	(1,474,188)	(29,614)	(103,773)	(98,302)	(132,616)

Other income (expense):
Interest Income	4,617	-		-	-
Interest (expense)	(74,583)	(200)	(1,200)	(700)	(2,650)
(Loss) before taxes	(1,544,154)	(29,814)	(104,973)	(99,002)	(135,266)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (1,544,154)	$ (29,814)	$ (104,973)	$ (99,002)	$ (135,266)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		62,549,450	41,684,633	62,549,450	41,684,633

The accompanying notes are an integral part of the statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	Cumulative,
	Inception,
	July 15,	Nine Months	Nine Months
	2005 Through	Ended	Ended
	September 30,	September 30,	September 30,
	2010	2010	2009
Cash flows from operating activities:
Net (loss)	$ (1,544,154)	$ (99,002)	$ (135,266)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,006
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	15,992	5,882	3,198
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	(75,968)		(5,707)
Accounts receivable		-	-
Deposits	150,000	-	-
Accounts payable and accrued expenses	48,296	9,003
Net cash flows from operating activities	(1,233,464)	(84,117)	(137,775)
Cash flows from investing activities:
Purchase of fixed assets	(34,295)	-	-
Website development costs incurred
Net cash flows from investing activities	(34,295)	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	735,000	20,000	-
Proceeds from notes payable	89,862	41,301	40,222
Convertible Note Payable	421,000	21,000	100,000
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,270,362	82,301	140,222
Net cash flows	2,603	(1,816)	2,447
Cash and equivalents, beginning of period	-	4,419	903
Cash and equivalents, end of period	$ 2,603	$ 2,603	$ 3,350

Supplemental cash flow disclosures:
Cash paid for interest	$ (74,583)	$ (700)	$ -
Cash paid for income taxes	-

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

The following table represents the restated statements for earnings per share:

	Restated	Original
June 30, 2010	$0.00	$0.00

September 30, 2010	$0.00	$0.00
Shares Outstanding	62,855,000	41,684,633

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

Note 8 – Notes Payable

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

Restated

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

Restated

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

/s/ Ken Marin

By: Ken Martin

Its: CEO

Date:

November 14, 2011