Form 10-K/A
period 2010-12-31
HITOR GROUP, IN.
filed 2011-11-21
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K/A

Amendment No. 4

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

This Amendment #4 on Form 10-k/A amends and restates items identified below with respect to the Form 10-k filed by Hitor, Inc. (formerly known as Nano-Jet Corp.) (the “Company”) for the period ended December 31, 2010, with the Securities and Exchange Commission (the “SEC”) on May 17, 2011, and amended May 19, 2011, May 24, 2011 and )ct0ber 13, 2011, (the “Original Filing”). The purpose of this is to correct the financial statements in Item 8, and Management’s disclosures under Item 9A, Controls and Procedures, pursuant to restatements of previously filed financial statements for the period from June 30, 2010 to June 30, 2011.  Other than as set forth below, the Original Filing continues to speak as of the date of the filing thereof, and the disclosure relating to items not being updated remains unchanged.

We would encourage any user of this filing to review our current filings for the most accurate current information. This Amendment is being filed as a corrected historical document.

This Amendment amends and restates the information in Item 7, Management’s Discussion and Analysis, Item 8. Financial Statements, and Item 9A Controls and Procedures of the Original Filing. This Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

The Company did not have sufficient qualified personnel with an adequate understanding of generally accepted accounting principles and experience in the application of such principles to financing transactions, which led to a material misstatement of the Company’s interim financial statements for the quarters ended June 30, 2010, September 30, 2010, June 30, 2011 and March 31, 2011, and the fiscal year ended December 31, 2010.  Management has determined that this is a material weakness in internal controls over financial reporting as of and for each of the periods mentioned above. As of the date of this report, the Company believes that it has taken appropriate steps to remedy these weaknesses.

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

On November 4, 2011 Management restated the financial statements to take effect of the 1.5 to 1 split in the common shares of the company.  Management has shown the corrections on the attached statements.

Seattle, Washington

May 9, 2011

November 4, 2011 as to restatement.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet
Restated
	(audited)	(audited)
	December 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash	$ 38,558	$ 4,419
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	-	-
Inventory	75,968	75,968
Total current assets	114,526	80,387

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	4,454	4,454
Leasehold Improvements	20,904	20,904
Total Fixed Assets	34,294	34,294
Less Accumulated Depreciation	(17,058)	(10,110)
Net Fixed Assets	17,236	24,184

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 131,762	$ 104,571

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 61,656	$ 39,293
Convertible Notes Payable	421,000	400,000
Deposit	150,000	150,000
Notes payable	89,246	48,561
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	746,402	662,354

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	746,402	662,354

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
62,855,000 and 41,684,633 shares issued and outstanding	62,855	41,685
Capital in excess of par value	899,514	845,684
Deficit accumulated during the development stage	(1,577,009)	(1,445,152)
Total stockholders' deficit	(614,640)	(557,783)
Total liabilities and stockholders' deficit	$ 131,762	$ 104,571

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
	Cumulative,
	Inception,
	July 15,
	2005 Through	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2010	2009

Sales	$ 31,723	$ -	$ 2,701

Cost of Sales	49,579	-	1,828

Cost of Sales	(17,856)	-	873

General and administrative expenses:
Salaries	228,693	-	3,300
Depreciation	17,058	6,948	4,264
Legal and professional	768,375	70,855	43,236
Marketing and Advertising	60,685	127	48,568
Insurance	31,696	66	44
Communications	38,603	5,942	9,403
Rent	82,254	8,150	8,283
Other general and administrative	252,673	24,709	27,428
Total operating expenses	1,480,037	116,797	144,526
(Loss) from operations	(1,497,893)	(116,797)	(143,653)

Other income (expense):
Interest Income	4,617	-	-
Interest (expense)	(83,733)	(15,060)	(2,650)
(Loss) before taxes	(1,577,009)	(131,857)	(145,430)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (1,577,009)	$ (131,857)	$ (145,430)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		62,583,825	41,684,633

The accompanying notes are an integral part of the statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, July 15, 2005 through December 31, 2005:
Balances, December 31, 2005	81,005,000	$ 81,005	$ -	$ (135,692)	$ (54,687)

Effects of Reverse Merger with LFG
September 30, 2006	(40,435,500)	(40,435)	31,799		(8,636)

Net (loss)				(84,628)	(84,628)
Balances, December 31, 2006	40,569,500	40,570	31,799	(220,320)	(147,951)

Conversion of subordinated debt
June 19, 2007	1,000,000	1,000	699,000		700,000

Issuance for services rendered
July 14, 2007	100,000	100	99,900		100,000

Net (loss)				(736,061)	(736,061)

Balances, December 31, 2007	41,669,500	41,670	830,699	(956,381)	(84,012)

Common Stock Issued cash
March 31, 2008	15,000	15	14,985		15,000

Net (loss)				(343,341)	(343,341)

Balances, December 31, 2008	41,684,500	41,685	845,684	(1,299,722)	(412,353)

Net (loss)				(145,430)	(145,430)

Balances, December 31, 2009	41,684,500	41,685	845,684	(1,445,152)	(557,783)

Common Stock Issued for Cash
February 26, 2010	20,000	20	19,980		20,000
April 2010 1:1.5 Stock Split	20,875,500	20,875	(20,875)		-
December 22, 2010	275,000	275	54,725		55,000

Net (loss)				(131,857)	(131,857)

Balances, December 31, 2010	62,855,000	$ 62,855	$ 899,514	$ (1,577,009)	$ (614,640)

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

Restated

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

Note 2 – Restated Statements:

The Company has restated their statements for a 1:5 to 1 stock split that was completed in April of 2010.  The company has adjusted the shares and restated the earnings per share.  The Quarterly statements for June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2011 have been restated.  The Company has also restated the December 31, 2010 audited statement.

The following table represents the restated statements for earnings per share:

	Restated	Original
June 30, 2010	$0.00	$0.00

September 30, 2010	$0.00	$0.00

December 31, 2010	$0.00	$0.00
Shares Outstanding	62,855,000	42,684,633

Note 3 - Uncertainty, going concern:

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

Restated

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

Restated

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

Restated

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

Restated

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

Restated

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

Specifically, we have noted the following material weaknesses and significant deficiencies in our internal controls over financial reporting and disclosure:  we do not have sufficient segregation of duties in our  day to day operations and have not implemented compensating controls to offset the material weaknesses noted; we have noted material weaknesses with respect to our financial reporting process, most notably our internal audit functions; we have noted material weaknesses with respect to our  corporate governance and control environment, as noted by restatements of our financial statements from June 30, 2010 to June 30, 2011, due to a failure to reflect a 1.5 for 1 forward split of our common stock.  We have restated all financial statements from June 30, 2010 through June 30, 2011.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Document	Location
31	Rule 31a 14(a)/15d 14(a) Certification	Included
32	Section 1350	Included

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant  has duly caused this report to be signed on its behalf  by the undersigned, thereunto duly authorized.

HITOR GROUP. INC.

/s/ ken Martin_________________________________

Ken Martin

President, Chief Executive Officer, Director

Dated November 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ken Martin__________________________________

Ken Martin

Chief Executive Officer,

Chief Accounting Officer,

Director

Dated:  November 14, 2011

/s/ Harald Hartz

Harald Hartz

Director

Date:  November 14, 2011

Lin Xiao

Director

November 14, 2011