Form 10-Q/A
period 2011-03-31
HITOR GROUP, IN.
filed 2011-11-21
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q/A

Amendment No. 3

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

As of March 31, 2011, there were 62,855,000 issued and outstanding shares of the Company’s common stock.

EXPLANATORY NOTE

This Amendment #3 on Form 10-Q/A amends and restates items identified below with respect to the Form 10-Q filed by Hitor, Inc. (the “Company”) for the period ended March 31, 2011, with the Securities and Exchange Commission (the “SEC”) on May 19, 2011, and amended on June 3, 2011, and October 13, 2011 (the “Original Filing”). The purpose of this Amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons fully set forth in Note 2 to the financial statements included in Item 1 (Financial Statements) herein. Other than as set forth below, the Original Filing continues to speak as of the date of the filing thereof, and the disclosure relating to items not being updated remains unchanged.

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

The Company did not have sufficient qualified personnel with an adequate understanding of generally accepted accounting principles and experience in the application of such principles to financing transactions, which led to a material misstatement of the Company’s interim financial statements for the quarters ended June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2011, and the fiscal year ended December 31, 2011.  Management has determined that this is a material weakness in internal controls over financial reporting as of and for each of the periods mentioned above. As of the date of this report, the Company believes that it has taken appropriate steps to remedy these weaknesses.

,

PART I

Item 1.  Financial Statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements
Restated

Balance Sheet:
March 31, 2011 and December 31, 2010	F-1

Statements of Operations:
For the three months ended March 31, 2011 and 2010	F-2

Statements of Cash Flows:
For the three months ended March 31, 2011 and 2010	F-3

Notes to Financial Statements:
March 31, 2011	F-4

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet
Restated
	(unaudited)	(audited)
	March 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$ 6,414	$ 38,558
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	-	-
Inventory	75,968	75,968
Total current assets	82,382	114,526

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	4,454	4,454
Leasehold Improvements	20,904	20,904
Total Fixed Assets	34,294	34,294
Less Accumulated Depreciation	(18,124)	(17,058)
Net Fixed Assets	16,170	17,236

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 98,552	$ 131,762

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 77,944	$ 61,656
Convertible Notes Payable	419,000	421,000
Deposit	150,000	150,000
Notes payable	86,624	89,246
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	758,068	746,402

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	758,068	746,402

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
62,855,000 and 62,855,000 shares issued and outstanding	62,855	62,855
Capital in excess of par value	899,514	899,514
Deficit accumulated during the development stage	(1,621,885)	(1,577,009)
Total stockholders' deficit	(659,516)	(614,640)
Total liabilities and stockholders' deficit	$ 98,552	$ 131,762

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
Restated
	Cumulative,
	Inception,
	July 15,	Three Months	Three Months
	2005 Through	Ended	Ended
	March 31,	March 31,	March 31,
	2011	2011	2010

Sales	$ 31,723	$ -	$ -

Cost of Sales	49,579	-

Cost of Sales	(17,856)	-	-

General and administrative expenses:
Salaries	228,693	-
Depreciation	18,124	1,066	3,750
Legal and professional	796,600	28,225	11,760
Marketing and Advertising	61,785	1,100	67
Insurance	31,762	66	-
Communications	39,346	743	4,013
Rent	83,254	1,000	2,100
Other general and administrative	259,061	6,388	15,996
Total operating expenses	1,518,625	38,588	37,686
(Loss) from operations	(1,536,481)	(38,588)	(37,686)

Other income (expense):
Interest Income	4,617	-	-
Interest (expense)	(90,021)	(6,288)	(5,210)
(Loss) before taxes	(1,621,885)	(44,876)	(42,896)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (1,621,885)	$ (44,876)	$ (42,896)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		62,855,000	41,686,300

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

Restated

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

The following table represents the restated statements for earnings per share:

	Restated	Original
June 30, 2010	0.00	0.00

September 30, 2010	0.00	0.00

December 31, 2010	0.00	0.00

March 31, 2011	0.00	0.00

Shares Outstanding	62,855,000	42,684,633

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2011

Restated

Note 3 - Uncertainty, going concern:

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

Restated

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

Restated

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

Note 11 - New accounting pronouncements:

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

Restated

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

Specifically, we have noted the following material weaknesses and significant deficiencies in our internal controls over financial reporting and disclosure:  we do not have sufficient segregation of duties in our  day to day operations and have not implemented compensating controls to offset the material weaknesses noted; we have noted material weaknesses with respect to our financial reporting process, most notably our internal audit functions; we have noted material weaknesses with respect to our  corporate governance and control environment, as noted by restatements of our financial statements from June 30, 2010 to June 30, 2011, because our statements did not reflect the 1.5 for 1 forward split of the Company’s common stock.  We have restated all financial statements from June 30, 2010 to June 30, 2011.

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

Hitor, Inc.

Date November 14, 2011

/s/ Len Martin

Ken Martin, CEO, CAO, Director, President