Form 10-Q
period 2011-09-30
HITOR GROUP, IN.
filed 2011-11-21
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2011

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

As of September 30, 2011, there were 62,855,000 issued and outstanding shares of the Company’s common stock.

PART I

Item 1.  Financial Statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements
Restated

Balance Sheet:
September 30, 2011 and December 31, 2010	F-1

Statements of Operations:
For the three and nine months ended September 30, 2011 and 2010	F-2

Statements of Cash Flows:
For the nine months ended September 30, 2011 and 2010	F-3

Notes to Financial Statements:
September 30, 2011	F-4

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet

	(unaudited)	(audited)
	September 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$ 43,844	$ 38,558
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	-	-
Inventory	75,968	75,968
Total current assets	119,812	114,526

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	4,454	4,454
Leasehold Improvements	20,904	20,904
Total Fixed Assets	34,294	34,294
Less Accumulated Depreciation	(20,256)	(17,058)
Net Fixed Assets	14,038	17,236

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 133,850	$ 131,762

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 84,444	$ 61,656
Convertible Notes Payable	469,000	421,000
Deposit	150,000	150,000
Notes payable	94,843	89,246
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	822,787	746,402

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	822,787	746,402

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
62,855,000 and 62,855,000 shares issued and outstanding	62,855	62,855
Capital in excess of par value	899,514	899,514
Deficit accumulated during the development stage	(1,651,306)	(1,577,009)
Total stockholders' deficit	(688,937)	(614,640)
Total liabilities and stockholders' deficit	$ 133,850	$ 131,762

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
Restated
	Cumulative,
	Inception,
	July 15,	Three Months	Three Months	Nine Months	Nine Months
	2005 Through	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2011	2010	2011	2010

Sales	$ 31,723	$ -	$ -	$ -	$ -

Cost of Sales	49,579	-	-

Cost of Sales	(17,856)	-	-	-	-

General and administrative expenses:
Salaries	228,693	-	-
Depreciation	20,256	1,066	1,066	3,198	5,882
Legal and professional	803,273	3,423	21,925	39,415	53,907
Marketing and Advertising	62,349	489		1,754
Insurance	31,830	68		134	1,008
Communications	40,375	325	250	1,998	5,731
Rent	91,254	6,000	1,000	10,000	5,150
Other general and administrative	269,516	2,853	5,373	16,797	26,624
Total operating expenses	1,547,546	14,224	29,614	73,296	98,302
(Loss) from operations	(1,565,402)	(14,224)	(29,614)	(73,296)	(98,302)

Other income (expense):
Interest Income	4,617	-	-		-
Interest (expense)	(90,521)	-	(200)	(1,000)	(700)
(Loss) before taxes	(1,651,306)	(14,224)	(29,814)	(74,296)	(99,002)

Provision (credit) for taxes on income	-	-	-		-
Net (loss)	$ (1,651,306)	$ (14,224)	$ (29,814)	$ (74,296)	$ (99,002)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		62,855,000	62,549,450	62,855,000	62,549,450

The accompanying notes are an integral part of the statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	Cumulative,
	Inception,
	July 15,
	2005 Through
	September 30,	September 30,	September 30,
	2011	2011	2010
Cash flows from operating activities:
Net (loss)	$ (1,651,306)	$ (74,296)	$ (99,002)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,006
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	20,256	3,198	5,882
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	(75,968)
Accounts receivable		-	-
Deposits	150,000	-	-
Accounts payable and accrued expenses	84,444	22,788	9,003
Net cash flows from operating activities	(1,300,204)	(48,310)	(84,117)
Cash flows from investing activities:
Purchase of fixed assets	(34,295)	-	-
Website development costs incurred
Net cash flows from investing activities	(34,295)	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	790,000		20,000
Proceeds/(Payments) from notes payable	94,843	5,596	41,301
Convertible Note Payable	469,000	48,000	21,000
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,378,343	53,596	82,301
Net cash flows	43,844	5,286	(1,816)
Cash and equivalents, beginning of period	-	38,558	4,419
Cash and equivalents, end of period	$ 43,844	$ 43,844	$ 2,603

Supplemental cash flow disclosures:
Cash paid for interest	$ (90,521)	$ -	$ (700)
Cash paid for income taxes	-

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2011

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

September 30, 2011

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

The following table represents the restated statements for earnings per share:

	Restated	Original
June 30, 2010	0.00	0.00

September 30, 2010	0.00	0.00

December 31, 2010	0.00	0.00

March 31, 2011	0.00	0.00

June 30, 2011	0.00	0.00

Shares Outstanding	62,855,000	42,684,633

Note 3 - Uncertainty, going concern:

At September 30, 2011, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2011

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

September 30, 2011

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

On September 21, 2011, the Company issued a convertible notes payable in the amount of $85,000.  The note matures on December 31, 2012 and accrues interest at 10% per annum.  The Holder will have the right, at its option, to convert the Note into Shares of Common Stock of the Company (the “Conversion Shares”) at any time before the close of business on December 31,

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2011

2012, upon ten (10) days’ notice. The number of Conversion Shares shall be the principle amount plus the accrued interest at the rate of one (1) share of common stock for each $0.10 converted.   As of September 30, 2011 the Company had received $50,000.

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

In September 2011, the Company entered into an agreement to convert a note payable for stock.  The Company received $50,000 in September and another $35,000 in October 2011.  The Company has elected to convert this $85,000 into 850,000 shares of common stock.  The Company has reported the original $50,000 into stock subscription receivable.

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

September 30, 2011

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

September 30, 2011

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

Item 3.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Hitor Group (formerly Can/Am Auto sales, Inc., LFG International, Inc. and Nano Jet Corp) (Hitor Group), is a development stage company with limited operations, limited revenue, limited financial backing and limited assets.  The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.  The following plan of operation should be read in conjunction with the September 30, 2011, unaudited financial statements and the related notes elsewhere in this report.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under Business and elsewhere in this report.

As of September 30, 2011, Hitor Group had $43,844 cash on hand.  Development stage net loss for the nine months ended September 30, 2011 was $74,296, compared to $99,002 for the nine months ended September 30, 2010.  The loss for the quarter ended September 30, 2011, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the Company’s development stage activities, with a nominal amount of sales revenue.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of September 30, 2011, he concluded that those disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Specifically, we have noted the following material weaknesses and significant deficiencies in our internal controls over financial reporting and disclosure:  we do not have sufficient segregation of duties in our  day to day operations and have not implemented compensating controls to offset the material weaknesses noted; we have noted material weaknesses with respect to our financial reporting process, most notably our internal audit functions; we have noted material weaknesses with respect to our  corporate governance and control environment, as noted by restatements of our financial statements from June 30, 2010 to June 30, 2011, because the Company failed to reflect a 1.5 for 1 split of its common stock.  We have restated all financial statements from June 30, 2010 to June 30, 2011.

Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the year ended September 30 2011, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.  Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies  This Annual Report on Form 10 K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Annual Report on Form 10 K.

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

Hitor, Inc.

Date November 18, 2011

Ken Martin, CEO, CAO, Director, President