Form 10-Q/A
period 2011-06-30
HITOR GROUP, IN.
filed 2011-11-22
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

Amendment No. 1

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

As of June 30, 2011, there were 62,855,000 issued and outstanding shares of the Company’s common stock.

EXPLANATORY NOTE

This Amendment #1 on Form 10-Q/A amends and restates items identified below with respect to the Form 10-Q filed by Hitor, Inc. (the “Company”) for the period ended June 30, 2011, with the Securities and Exchange Commission (the “SEC”) on October 13, 2011, (the “Original Filing”). The purpose of this Amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons fully set forth in Note 2 to the financial statements included in Item 1 (Financial Statements) herein. Other than as set forth below, the Original Filing continues to speak as of the date of the filing thereof, and the disclosure relating to items not being updated remains unchanged.

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

PART I

Item 1.  Financial Statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements
Restated

Balance Sheet:
June 30, 2011 and December 31, 2010	F-1

Statements of Operations:
For the three and six months ended June 30, 2011 and 2010	F-2

Statements of Cash Flows:
For the six months ended June 30, 2011 and 2010	F-3

Notes to Financial Statements:
June 30, 2011	F-4

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

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
Restated
	Cumulative,
	Inception,
	July 15,	Three Months	Three Months	Six Months	Three Months
	2005 Through	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2011	2010	2011	2010

Sales	$ 31,723	$ -	$ -	$ -	$ -

Cost of Sales	49,579	-	-

Cost of Sales	(17,856)	-	-	-	-

General and administrative expenses:
Salaries	228,693	-	-
Depreciation	19,190	1,066	1,066	2,132	4,816
Legal and professional	799,850	3,250	15,002	31,834	36,787
Marketing and Advertising	61,860	75		1,265
Insurance	31,762			66	942
Communications	40,050	704	1,468	1,673	5,481
Rent	85,254	2,000	2,050	4,000	4,150
Other general and administrative	262,504	3,444	6,207	13,944	16,512
Total operating expenses	1,529,163	10,539	25,793	54,914	68,688
(Loss) from operations	(1,547,019)	(10,539)	(25,793)	(54,914)	(68,688)

Other income (expense):
Interest Income	4,617	-	-		-
Interest (expense)	(90,521)	(500)	(500)	(1,000)	(500)
(Loss) before taxes	(1,632,923)	(11,039)	(26,293)	(55,914)	(69,188)

Provision (credit) for taxes on income	-	-	-		-
Net (loss)	$ (1,632,923)	$ (11,039)	$ (26,293)	$ (55,914)	$ (69,188)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		62,855,000	62,539,449	62,855,000	62,539,449

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

The following table represents the restated statements for earnings per share:

	Restated	Original
June 30, 2010	$0.00	$0.00

September 30, 2010	$0.00	$0.00

December 31, 2010	$0.00	$0.00

March 1, 2011	$0.00	$0.00

June 30, 2011 Shares Outstanding	$0.00 62,855,000	$0.00 42,684,633

Note 3 - Uncertainty, going concern:

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

Specifically, we have noted the following material weaknesses and significant deficiencies in our internal controls over financial reporting and disclosure:  we do not have sufficient segregation of duties in our  day to day operations and have not implemented compensating controls to offset the material weaknesses noted; we have noted material weaknesses with respect to our financial reporting process, most notably our internal audit functions; we have noted material weaknesses with respect to our  corporate governance and control environment, as noted by restatements of our financial statements from June 30, 2010 to June 30, 2011, because a 1.5 to 1 stock split was not reflected in our statements.  We have restated all financial statements from June 30, 2010 to June 30, 2011.

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

Hitor, Inc.

Date November 14, 2011

/s/ Ken Martin

Ken Martin, CEO, CAO, Director, President