Form 10-K/A
period 2010-12-31
HITOR GROUP, IN.
filed 2011-12-20
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K/A

Amendment No. 5

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [X]  Yes  [  ]  No

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

    The resultant conditioned fuel/air mixture magnetized in opposite polarities burns more completely, producing higher engine output, better fuel economy, more power and, most importantly, reduces the amount of hydrocarbons, carbon monoxide and oxides of nitrogen in the exhaust. Another benefit is that magnetically charged fuel and air molecules with opposite polarities dissolve carbon build-up in carburetor jets, fuel injectors, and combustion chambers help to clean up the engine and maintain the clean condition. The molecules in the fuel are reduced in size from 300nm to 1 to 3nm (nano meters), thus burning more efficiency and saving fuel. The magnets we use are neodymium rare earth metals. No other type of magnet will work.

The Company’s Nano-Jet product is anticipated to allow owners and operators of both gasoline and diesel powered vehicles to potentially increase fuel efficiency while reducing fuel emissions into the environment.  This business unit focuses on environmentally friendly products such as fuel atomization efficiency enhancement products. Also included are none-carbon footprint specialized custom built windmill turbines for electric generation. In addition, Hitor Group intends to operate three other subsidiaries.  One will focus on oil extraction, transport and storage solutions.  The other will focus on alternative powered private and commercial vehicles.

We have developed different models, including developing a magnetic shield cover for the Nano-Jet. A considerable amount of research in China has been donated by associates and family of Xiao Lin. Hitor has funded the additional models for testing in the US and Canada.

Electric Scooter

Currently, we are working on a private label for the scooters. We have three EV scooter companies in China with whom we are in discussions for an exclusive right to sell. We currently have a long term test on the scooters (almost four years) and have encountered no problems.  However, we have reduced our focus on this program in favor of increased emphasis on the Nano-Jet line of products.

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

1. Overview

Hitor Group will market to the American and International trucking and automobile parts distribution companies, as well as to alternative fuel vehicle distributors. It is not the intent of the Company to market directly to the consumer, but rather through distribution channels in the truck, automobile and motorcycle industry. The Company will educate these groups about the benefits of a Hitor Group fuel saving device as well as our other products, such as fuel atomization efficiency enhancement products for their engines. Hitor Group expects to form licensing arrangements with Original Equipment Manufacturers (OEMs) having high brand recognition in the vehicle marketplace.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note #2 to the financial statements, the Company has had no operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note # 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, July 15, 2005 through December 31, 2005:
Stock Issued to Founders	81,005,000	$ 81,005	$ -	$ (135,692)	$ (54,687)

Balances, December 31, 2005	81,005,000	$ 81,005	$ -	$ (135,692)	$ (54,687)

Effects of Reverse Merger with LFG
September 30, 2006	(40,435,500)	(40,435)	31,799		(8,636)

Net (loss)				(84,628)	(84,628)
Balances, December 31, 2006	40,569,500	40,570	31,799	(220,320)	(147,951)

Conversion of subordinated debt
June 19, 2007	1,000,000	1,000	699,000		700,000

Issuance for services rendered
July 14, 2007	100,000	100	99,900		100,000

Net (loss)				(736,061)	(736,061)

Balances, December 31, 2007	41,669,500	41,670	830,699	(956,381)	(84,012)

Common Stock Issued cash
March 31, 2008	15,000	15	14,985		15,000

Net (loss)				(343,341)	(343,341)

Balances, December 31, 2008	41,684,500	41,685	845,684	(1,299,722)	(412,353)

Net (loss)				(145,430)	(145,430)

Balances, December 31, 2009	41,684,500	41,685	845,684	(1,445,152)	(557,783)

Common Stock Issued for Cash
February 26, 2010	20,000	20	19,980		20,000
April 2010 1:1.5 Stock Split	20,875,500	20,875	(20,875)		-
December 22, 2010	275,000	275	54,725		55,000

Net (loss)				(131,857)	(131,857)

Balances, December 31, 2010	62,855,000	$ 62,855	$ 899,514	$ (1,577,009)	$ (614,640)

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

$16,500

2009:

$19,000

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

$ 0

2009:

$0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2010:

$0

Nature of Services:

2009:

$ 0

Nature of Services

All Other Fees:

2010:

$ 0

2009:

$ 0

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Incorporated by Reference to Form SB-2 filed March 24, 2003
3.2	Bylaws	Incorporated by reference to Form SB-2 filed March 24, 2003
3.3	Certificate of Amendment filed August 27, 2004	Included
3.3	Certificate of Amendment filed October 19, 2006	Incorporated by reference to Form 8K filed November 3, 2006
3.5	Certificate of Amendment filed December 6, 2007	Included
31	Rule 31a 14(a)/15d 14(a) Certification	Included
32	Section 1350	Included

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant  has duly caused this report to be signed on its behalf  by the undersigned, thereunto duly authorized.

HITOR GROUP. INC.

/s/ ken Martin_________________________________

Ken Martin

President, Chief Executive Officer, Director

Dated December 19, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ken Martin__________________________________

Ken Martin

Chief Executive Officer,

Chief Accounting Officer,

Director

Dated:  December 19, 2011

/s/ Harald Hartz

Harald Hartz

Director

Date:  December 19, 2011

Lin Xiao

Director

November 14, 2011