Form 10-Q/A
period 2011-06-30
HITOR GROUP, IN.
filed 2011-12-20
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

Amendment No. 2 ~~1~~

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

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	Cumulative,
	Inception,
	July 15,
	2005 Through
	June 30,	June 30,	June 30,
	2011	2011	2010
Cash flows from operating activities:
Net (loss)	$ (1,632,923)	$ (55,914)	$ (69,188)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,006
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	19,190	2,132	4,816
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	(75,968)
Accounts receivable		-	-
Deposits	150,000	-	-
Accounts payable and accrued expenses	81,193	19,537	5,210
Net cash flows from operating activities	(1,286,138)	(34,245)	(59,162)
Cash flows from investing activities:
Purchase of fixed assets	(34,295)	-	-
Website development costs incurred
Net cash flows from investing activities	(34,295)	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	790,000		20,000
Proceeds/(Payments) from notes payable	93,442	4,196	16,885
Convertible Note Payable	419,000	(2,000)	21,000
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,326,942	2,196	57,885
Net cash flows	6,509	(32,049)	(1,277)
Cash and equivalents, beginning of period	-	38,558	4,419
Cash and equivalents, end of period	$ 6,509	$ 6,509	$ 3,142

Supplemental cash flow disclosures:
Cash paid for interest	$ (90,521)	$ (500)	$ (500)
Cash paid for income taxes	-

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

Hitor, Inc.

Date December 19, 2011

/s/ Ken Martin

Ken Martin, CEO, CAO, Director, President