Form 10-K/A
period 2010-12-31
HITOR GROUP, IN.
filed 2012-01-17
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K/A

Amendment No. 6

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

The Company’s Nano-Jet product is anticipated to allow owners and operators of both gasoline and diesel powered vehicles to potentially increase fuel efficiency while reducing fuel emissions into the environment.  This business unit focuses on environmentally friendly products such as fuel atomization efficiency enhancement products. This line of products will consist of a series of additional attachments to engines through which fuel will flow and be ‘atomized’ to increase fuel efficiencies.  To date, the Company purchased one or more of these add-on products, but has not spent additional funds on research and development.  Also included are none-carbon footprint specialized custom built windmill turbines for electric generation. In addition, Hitor Group intends to operate three other subsidiaries.  One will focus on oil extraction, transport and storage solutions.  The other will focus on alternative powered private and commercial vehicles.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note #3 to the financial statements, the Company has had no operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note # 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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