Form 10-K
period 2011-12-31
HITOR GROUP, IN.
filed 2012-04-17
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K

Annual Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended:

December 31, 2011

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

As of April 9, 2012, there were 65,688,218 shares of registrant’s common stock issued and outstanding, of which 42,638,218 shares were held by non affiliates.  As of June 30, 2011, the average bid and ask price of the company’s common stock was $0.24.  The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011, was $10,233,172.32.

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

Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Stock.

The Company’s common stock is currently traded on the Over The Counter Bulletin Board under symbol HITR.

Following is a table showing the high and low price of the stock for each quarter in the past two years.

Quarter Ended	High	Low
December 31, 2011	$0.63	$0.03
September 30, 2011	$0.24	$0.17
June 30, 2011	$0.24	$0.24
March 31, 2011	$0.25	$0.24
December 31, 2010	$0.40	$0.15
September 30, 2010	$1.00	$0.26
June 30, 2010	$0.56	$0.50
March 31, 2010	$0.80	$0.10
December 31, 2009	$0.80	$0.35
September 30, 2009	$0.79	$0.60
June 30, 2009	$0.65	$0.55
March 31, 2009	$0.00	$0.00

Holders.

As of December 31, 2011, Hitor Group had approximately fifty six (56) shareholders of record of its common stock.

Stock Option Grants

To date, Hitor Group has not granted any stock options.

Registration Rights

Hitor Group has not granted registration rights to the selling shareholders or to any other persons.

Dividends.

As of December 31, 2011, Hitor Group had not paid any dividends to its shareholders.  There are no restrictions which would limit the ability of Hitor Group to pay dividends on common equity or that are likely to do so in the future.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

Not applicable.

Item 7.

Managements Discussion and Analysis of Financial Condition and Results of Operation

Hitor Group (formerly Can/Am Auto sales, Inc., LFG International, Inc. and Nano Jet Corp) (Hitor Group), is a development stage company with limited operations, limited revenue, limited financial backing and limited assets.  The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada. The following plan of operation should be read in conjunction with the December 31, 2011, audited financial statements and the related notes elsewhere in this report. This discussion contains forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under Business and elsewhere in this report. As of December 31, 2011, Hitor Group had $109,402 cash on hand.  Development stage net loss for the year ended December 31, 2011, was $271,140 compared to $131,857 for the year ended December 31, 2010. The loss for the year ended December 31, 2011, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the Company’s development stage activities, with a nominal amount of sales revenue.

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

Because we have a working capital deficit, have generated minimal revenues, and have incurred losses from operations since inception, in their report on our audited financial statements for the year ended December 31, 2011, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Item 8.  Financial Statements and Supplementary Data

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Balance Sheet:
December 31, 2011 and 2010	F-2

Statements of Operations:
For the year ended December 31, 2011 and 2010	F-3

Statement of Retained Earnings
December 31, 2011	F-4

Statements of Cash Flows:
For the year ended December 31, 2011 and 2010	F-5

Notes to Financial Statements:
December 31, 2011	F-6

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hitor Group, Inc. (formerly Nano-Jet, Corp.)

I have audited the accompanying balance sheets of Hitor Group, Inc. (formerly Nano-Jet, Corp)(A Development Stage Company) as of December 31, 2011 and 2010, and the related restated statements of operations, stockholders’ equity and cash flows for the years then ended, and the period July 15, 2005(inception) to December 31, 2011.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitor Group, Inc. (formerly Nano-Jet, Corp) (A Development Stage Company) as of December 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended and July 15, 2005(inception), to December 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

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

Seattle, Washington

April 16, 2012

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet

	(audited)	(audited)
	December 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$ 109,402	$ 38,558
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	-	-
Inventory	75,968	75,968
Total current assets	185,370	114,526

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	5,617	4,454
Leasehold Improvements	-	20,904
Total Fixed Assets	14,553	34,294
Less Accumulated Depreciation	(13,038)	(17,058)
Net Fixed Assets	1,515	17,236

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 186,885	$ 131,762

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 150,213	$ 61,656
Convertible Notes Payable	400,000	421,000
Deposit	150,000	150,000
Notes payable	81,270	89,246
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	805,983	746,402

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	805,983	746,402

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
65,688,218 and 62,855,000 shares issued and outstanding	65,688	62,855
Capital in excess of par value	1,163,363	899,514
Deficit accumulated during the development stage	(1,848,149)	(1,577,009)
Total stockholders' deficit	(619,098)	(614,640)
Total liabilities and stockholders' deficit	$ 186,885	$ 131,762

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Audited
	Cumulative,
	Inception,
	July 15,
	2005 Through	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2011	2011	2010

Sales	$ 31,723	$ -	$ -

Cost of Sales	49,579	-	-

Cost of Sales	(17,856)	-	-

General and administrative expenses:
Salaries	228,693	-	-
Depreciation	21,322	4,264	6,948
Legal and professional	875,650	107,275	70,855
Marketing and Advertising	73,897	13,212	127
Insurance	31,830	134	66
Communications	42,260	3,657	5,942
Rent	92,254	10,000	8,150
Other general and administrative	295,350	42,677	24,709
Total operating expenses	1,661,256	181,219	116,797
(Loss) from operations	(1,679,112)	(181,219)	(116,797)

Other income (expense):
Interest Income	4,617	-	-
Loss on disposition of assets	(12,620)	(12,620)
Interest (expense)	(161,034)	(77,301)	(15,060)
(Loss) before taxes	(1,848,149)	(271,140)	(131,857)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (1,848,149)	$ (271,140)	$ (131,857)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		64,136,022	62,583,825

The accompanying notes are an integral part of the statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, July 15, 2005 through December 31, 2005:
Balances, December 31, 2005	81,005,000	$ 81,005	$ -	$ (135,692)	$ (54,687)

Effects of Reverse Merger with LFG
September 30, 2006	(40,435,500)	(40,435)	31,799		(8,636)

Net (loss)				(84,628)	(84,628)
Balances, December 31, 2006	40,569,500	40,570	31,799	(220,320)	(147,951)

Conversion of subordinated debt
June 19, 2007	1,000,000	1,000	699,000		700,000

Issuance for services rendered
July 14, 2007	100,000	100	99,900		100,000

Net (loss)				(736,061)	(736,061)

Balances, December 31, 2007	41,669,500	41,670	830,699	(956,381)	(84,012)

Common Stock Issued cash
March 31, 2008	15,000	15	14,985		15,000

Net (loss)				(343,341)	(343,341)

Balances, December 31, 2008	41,684,500	41,685	845,684	(1,299,722)	(412,353)

Net (loss)				(145,430)	(145,430)

Balances, December 31, 2009	41,684,500	41,685	845,684	(1,445,152)	(557,783)

Common Stock Issued for Cash
February 26, 2010	20,000	20	19,980		20,000

April 2010 1:1.5 Stock Split	20,875,500	20,875	(20,875)		-

December 22, 2010	275,000	275	54,725		55,000

Net (loss)				(131,857)	(131,857)

Balances, December 31, 2010	62,855,000	62,855	899,514	(1,577,009)	(614,640)

Common Stock Issued	2,833,218	2,833	263,849		266,682

Net (loss)				(271,140)	(271,140)

Balances, December 31, 2010	65,688,218	$ 65,688	$ 1,163,363	$ (1,848,149)	$ (619,098)

The accompanying notes are an integral part of the statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	Cumulative,
	Inception,
	July 15,
	2005 Through
	December 31,	December 31,	December 31,
	2011	2011	2010
Cash flows from operating activities:
Net (loss)	$ (1,848,149)	$ (271,140)	$ (131,857)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,006
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	21,322	4,264	6,948
Loss on sale of assets	12,620	12,620
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	(75,968)		-
Accounts receivable		-	-
Deposits	150,000	-	-
Accounts payable and accrued expenses	150,213	88,557	22,363
Net cash flows from operating activities	(1,417,592)	(165,699)	(102,546)
Cash flows from investing activities:
Purchase of fixed assets	(35,457)	(1,163)	-
Website development costs incurred
Net cash flows from investing activities	(35,457)	(1,163)	-
Cash flows from financing activities:
Proceeds from sale of common stock	1,056,681	266,682	75,000
Proceeds/(payments) from notes payable	81,270	(7,976)	40,685
Convertible Note Payable	400,000	(21,000)	21,000
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,562,451	237,706	136,685
Net cash flows	109,402	70,844	34,139
Cash and equivalents, beginning of period	-	38,558	4,419
Cash and equivalents, end of period	$ 109,402	$ 109,402	$ 38,558

Supplemental cash flow disclosures:
Cash paid for interest	$ (161,034)	$ (77,301)	$ (2,650)
Cash paid for income taxes	-

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2011

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

December 31, 2011

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

Note 2 - Uncertainty, going concern:

At December 31, 2011, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

December 31, 2011

attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

12/31/2010

12/31/2011

Refundable Federal income tax attributable to:

Current operations

  $(44,831)

 $(92,188)

Less, Nondeductible expenses

         -0-

        -0-

-Less, Change in valuation allowance

     44,831

     92,188

 Net refundable amount

         -0-                    -0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

 12/31/2010

   12/31/11

Deferred tax asset attributable to:

 Net operating loss carryover

   $536,183

  $ 628,371

Less, Valuation allowance

   (536,183)

  (628,371)

 Net deferred tax asset

        -0-                      -0-

At December 31, 2011, an unused net operating loss carryover approximating $1,848,149 is available to offset future taxable income; it expires beginning in 2018.  Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

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

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2011

In September and October of 2011, The Company issued 2,150,000 shares of stock for $244,400.

In December 2011, The Company issued 107,673 as part of a convertible debenture.

During 2012, the Company issued 2,833,218 shares of stock for $266,682.  These issuances are part of convertible debentures that were immediately converted.

Note 6 – Convertible Notes Payable:

On December 12, 2006 the Company issued a convertible notes payable in the amount of $300,000.  $200,000 of the loan was advanced in December, 2006.  In March 2007, the additional $100,000 was received.  The note is due one year from the date of issue and bears interest at the rate of 5% per annum compounded annually.  The terms of the note allow the holder to convert the note into shares of the company’s stock at the rate of one share per $1 of debt including unpaid interest.  The balance of the convertible notes payable at December 31, 2011 and December 31, 2010 was $300,000.

The Company issued additional convertible notes payable in July of 2009 in the amount of $100,000.  The note is due one year from the date of issue and bears interest at a rate of 5% per annum compounded annually.  The terms of the note allow the holder to convert the note into shares of the Company’s stock at a rate of one share per $1 of debt including unpaid interest.  The balance of this note is $100,000 at December 31, 2011 and December 31, 2010.

The Company issued additional convertible notes payable in March of 2010 in the amount of $21,000.  These notes are due one year from the date of issue and bears interest at a rate of 15% per annum compounded annually.  The terms of the notes allows the holder to convert the note into shares of the Company’s stock at a rate of: a 50% discount of the market-makers best bid price or $0.10 per share.  The balance of these notes is $0 at December 31, 2011 and $21,000 at December 31, 2010.

Note 7 – Notes Payable

The Company has a non-interest bearing note payable with one of its officers and shareholders.  The balance of this note at December 31, 2011 was $63,362 and $71,338 at December 31, 2010.

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

December 31, 2011

this expanding market.  Several agreements are in the process of arranging financing and purchasing the needed equipment.

In addition the company has with its Nano-Jet technology the inside track to a substantial contract for reducing emissions from diesel locomotives.  The Company is in negotiations to finance the testing required to obtain this contract.

In January and February of 2012, the Company issued 3,250,000 shares of stock for $235,000.

In January 2012, the Company issued a stock option to Makirys Management Group Inc. in the amount of $300,000 or 3,000,000 shares at $0.10 per share.  The incentive is to entice the Company to expand the product lines into different countries and increase the market share in Canada.

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

December 31, 2011

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

Item 9.Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a 15(e) and 15d 15(e)), have concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

(b) Managements Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a 15(f) under the Exchange Act.  Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In connection with the preparation of this Annual Report on Form 10 K for the year ended December 31, 2011, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework  in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures were not effective as of December 31, 2011.  There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely  to materially affect, our internal controls over financial  reporting.  This Annual Report on Form 10 K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject   to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Annual Report on Form 10 K.

(c) Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.  Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies  This Annual Report on Form 10 K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Annual Report on Form 10 K.

Item 9B.Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is the name and age of each individual who was a director or executive officer of Hitor Group as of December 31, 2011, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Directors:

Name of Director	Age	Date of Appointment
Ken Martin		10/13/2006
Xiao Lin		10/13/2006
Harald Hartz		10/13/2006

Executive Officers:

Name of Officer	Office	Date of Appointment
Ken Martin	Chief Executive Officer	10/13/2006

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

Item 11.  Executive Compensation.

The Company’s directors have not and currently do not receive any compensation from the Company for their service as corporate directors.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compe nsation ($)	Total ($)
Ken Martin, CEO	2010 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended December 31, 2011.  Except as noted above, there has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2011.

Stock Option Grants

The Company did not grant any stock options to the executive officers during the most recent fiscal period ended December 31, 2011.  The Company has also not granted any stock options to the executive officers since incorporation, November 4, 2002.

Director Compensation

The Directors of the Company do not receive compensation at this time, but are paid consulting fees for specific services as incurred.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the Company’s officers, directors, and persons who own more than five percent of the Company’s common stock as of the date of this filing.  Under relevant provisions of the Securities and Exchange Act of 1934 (the Exchange Act), a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock of 41,684,633 as of the date of this filing.  The table is based upon information provided by our directors and executive officers.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Ken Martin, CEO, Director 13221 Redmond Way, Redmond, WA 98052	Common	15,300,000	23.4%

Harald Hartz, Director 22299 Hamburg, Sierichstrasse 129a, Telefon 004049345611, Germany	Common	3,750,000	5.7%

Lin Xiao, Director Sachsen Weg 37C 22455, Hamburg	Common	3,750,000	5.7%

Officers and Directors as a Group (3)	Common	22,800,000	34.8%

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

2011

$16,000

2010:

$16,500

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2011:

$ 0

2010:

$ 0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2010:

$0

Nature of Services:

2009:

$ 0

Nature of Services

All Other Fees:

2010:

$ 0

2009:

$ 0

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Incorporated by Reference to Form SB-2 filed March 24, 2003
3.2	Bylaws	Incorporated by reference to Form SB-2 filed March 24, 2003
3.3	Certificate of Amendment filed August 27, 2004	Included
3.3	Certificate of Amendment filed October 19, 2006	Incorporated by reference to Form 8K filed November 3, 2006
3.5	Certificate of Amendment filed December 6, 2007	Included
31	Rule 31a 14(a)/15d 14(a) Certification	Included
32	Section 1350	Included
101.INS	XBRL Instance	Included*
101.SCH	XBRL Taxonomy Extension Schema	Included*
101.CAL	XBRL Taxonomy Extension Calculation	Included*
101.DEF	XBRL Taxonomy Extension Definitions	Included*
101.LAB	XBRL Taxonomy Extension Labels	Included*
101.PRE	XBRL Taxonomy Extension Presentation	Included*

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant  has duly caused this report to be signed on its behalf  by the undersigned, thereunto duly authorized.

HITOR GROUP. INC.

/s/ ken Martin_________________________________

Ken Martin

President, Chief Executive Officer, Director

Dated April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ken Martin__________________________________

Ken Martin

Chief Executive Officer,

Chief Accounting Officer,

Director

Dated:  April 16, 2012

/s/ Harald Hartz

Harald Hartz

Director

Date:  April 16, 2012

/s/ Lin Xiao

Lin Xiao

Director

April 16, 2012