Form 10-K/A
period 2011-12-31
HITOR GROUP, IN.
filed 2012-05-01
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Hitor Group, Inc. (“the Company”) for the year ended December 31, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on April 17, 2012.  The Amendment is being filed to submit Exhibits 101.  The amendment revises the exhibit index included in Part IV, Item 15 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  Those sections of the Original Filing that are unaffected by the Amendment are not included herein.  The Amendment continues to speak as of the date of the Original Filing.  Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing.  Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

Dated April 19, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ken Martin__________________________________

Ken Martin

Chief Executive Officer,

Chief Accounting Officer,

Director

Dated:  April 19, 2012

/s/ Harald Hartz

Harald Hartz

Director

Date:  April 19, 2012

/s/ Lin Xiao

Lin Xiao

Director

April 19, 2012