Form 10-K/A
period 2011-12-31
HITOR GROUP, IN.
filed 2012-05-18
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K

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

Common Stock, par value $0.001

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Hitor Group, Inc. (“the Company”) for the year ended December 31, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on April 17, 2012.  The Amendment is being filed solely to correct disclosures on the cover page of the Original Filing to indicate the shares of stock registered under Section 12(g) of the Securities Exchange Act..

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing, or subsequent amendments, in any way.  Those sections of the Original Filing that are unaffected by the Amendment are not included herein.  The Amendment continues to speak as of the date of the Original Filing.  Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing.  Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant  has duly caused this report to be signed on its behalf  by the undersigned, thereunto duly authorized.

HITOR GROUP. INC.

/s/ Ken Martin

Ken Martin

President, Chief Executive Officer, Director

Dated May 18, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ken Martin

Ken Martin

Chief Executive Officer,

Chief Accounting Officer,

Director

Dated:  May 18, 2012

/s/ Harald Hartz

Harald Hartz

Director

Date:  May 18, 2012

/s/ Lin Xiao

Lin Xiao

Director

May 18, 2012