Form 10-Q
period 2012-03-31
HITOR GROUP, IN.
filed 2012-05-21
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2012

Commission File No.  333-103986

HITOR GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0384073
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6513 132nd Ave NE #376

Kirkland, WA 98033

(Address of principal executive offices)

Registrants  telephone number:

(206) 229-4188

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

[ ] Yes

[ X ] No

As of March 31, 2012, there were 66,088,218 issued and outstanding shares of the Company’s common stock.

PART I

Item 1.  Financial Statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements

Balance Sheet:
March 31, 2012 and December 31, 2011	F-1

Statements of Operations:
For the three months ended March 31, 2012 and 2011	F-2

Statements of Cash Flows:
For the three months ended March 31, 2012 and 2011	F-3

Notes to Financial Statements:
March 31, 2012	F-4

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet

	(unaudited)	(audited)
	March 31,	December 31,
	2012	2011

ASSETS
Current assets:
Cash	$ 93,822	$ 109,402
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	-	-
Inventory	75,968	75,968
Total current assets	169,790	185,370

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	5,617	5,617
Leasehold Improvements	-	-
Total Fixed Assets	14,553	14,553
Less Accumulated Depreciation	(14,104)	(13,038)
Net Fixed Assets	449	1,515

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 170,239	$ 186,885

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 149,715	$ 150,213
Convertible Notes Payable	411,252	400,000
Deposit	150,000	150,000
Notes payable	72,510	81,270
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	807,977	805,983

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	807,977	805,983

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
66,088,218 and 65,688,218 shares issued and outstanding	66,088	65,688
Capital in excess of par value	1,237,736	1,163,363
Deficit accumulated during the development stage	(1,941,562)	(1,848,149)
Total stockholders' deficit	(637,738)	(619,098)
Total liabilities and stockholders' deficit	$ 170,239	$ 186,885

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Audited
	Cumulative,
	Inception,
	July 15,
	2005 Through	Three months	Three months
	March 31,	March 31,	March 31,
	2012	2012	2011

Sales	$ 31,723	$ -	$ -

Cost of Sales	49,579	-	-

Cost of Sales	(17,856)	-	-

General and administrative expenses:
Salaries	228,693	-	-
Depreciation	22,388	1,066	1,066
Legal and professional	898,360	22,710	28,225
Marketing and Advertising	105,231	31,334	1,100
Insurance	31,935	105	66
Communications	44,660	2,400	743
Rent	94,254	2,000	1,000
Other general and administrative	317,756	22,406	6,388
Total operating expenses	1,743,277	82,021	38,588
(Loss) from operations	(1,761,133)	(82,021)	(38,588)

Other income (expense):
Interest Income	4,617	-	-
Loss on disposition of assets	(12,620)
Interest (expense)	(172,426)	(11,392)	(6,288)
(Loss) before taxes	(1,941,562)	(93,413)	(44,876)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (1,941,562)	$ (93,413)	$ (44,876)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		65,888,218	41,979,500

The accompanying notes are an integral part of the statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	Cumulative,
	Inception,
	July 15,
	2005 Through
	March 31,	March 31,	March 31,
	2012	2012	2011
Cash flows from operating activities:
Net (loss)	$ (1,941,562)	$ (93,413)	$ (44,876)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,006
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	22,388	1,066	1,066
Loss on sale of assets	12,620
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	(75,968)		-
Accounts receivable		-	-
Deposits	150,000	-	-
Accounts payable and accrued expenses	149,715	(498)	16,288
Net cash flows from operating activities	(1,510,437)	(92,845)	(27,522)
Cash flows from investing activities:
Purchase of fixed assets	(35,457)		-
Website development costs incurred
Net cash flows from investing activities	(35,457)	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	1,131,454	74,773
Proceeds/(payments) from notes payable	72,510	(8,760)	(2,622)
Convertible Note Payable, net of discount	411,252	11,252	(2,000)
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,639,716	77,265	(4,622)
Net cash flows	93,822	(15,580)	(32,144)
Cash and equivalents, beginning of period	-	109,402	38,558
Cash and equivalents, end of period	$ 93,822	$ 93,822	$ 6,414

Supplemental cash flow disclosures:
Cash paid for interest	$ (172,426)	$ (11,392)	$ (5,210)
Cash paid for income taxes	-

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2012

Note 1 - Organization and summary of significant accounting policies:

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

March 31, 2012

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

Note 2 - Uncertainty, going concern:

At March 31, 2012, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

March 31, 2012

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

March 31, 2012

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

During the first quarter of 2012, the Company issued 400,000 shares of stock for $40,000 to two individuals.

Note 6 – Convertible Notes Payable:

On December 12, 2006 the Company issued a convertible notes payable in the amount of $300,000.  $200,000 of the loan was advanced in December, 2006.  In March 2007, the additional $100,000 was received.  The note is due one year from the date of issue and bears interest at the rate of 5% per annum compounded annually.  The terms of the note allow the holder to convert the note into shares of the company’s stock at the rate of one share per $1 of debt including unpaid interest.  The balance of the convertible notes payable at March 31, 2012 and December 31, 2011 was $300,000.

The Company issued additional convertible notes payable in July of 2009 in the amount of $100,000.  The note is due one year from the date of issue and bears interest at a rate of 5% per annum compounded annually.  The terms of the note allow the holder to convert the note into shares of the Company’s stock at a rate of one share per $1 of debt including unpaid interest.  The balance of this note is $100,000 at March 31, 2012 and December 31, 2011.

On January 24, 2012, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $42,500.  These notes are convertible into shares of the Company’s common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 10 months and each bear an 8% interest rate.  As of March 31, 2012, the Company has issued and received $42,500.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $34,773 with a remaining balance at March 31, 2012 of $31,248.

Note 7 – Notes Payable

The Company has a non-interest bearing note payable with one of its officers and shareholders.  The balance of this note at March 31, 2012 was $53,127 and $61,887 at December 31, 2011.

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

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2012

Note 9 - New accounting pronouncements:

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The adoption of this standard update did not impact the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements

Item 3.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Hitor Group (formerly Can/Am Auto sales, Inc., LFG International, Inc. and Nano Jet Corp) (Hitor Group), is a development stage company with limited operations, limited revenue, limited financial backing and limited assets.  The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.  The following plan of operation should be read in conjunction with the March 31, 2012, unaudited financial statements and the related notes elsewhere in this report.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under Business and elsewhere in this report.

As of March 31, 2012, Hitor Group had $93,822 cash on hand.  Development stage net loss for the three months ended March 31, 2012, was $93,413, compared to $44,876 for the three months ended March 31, 2011.  The loss for the quarter ended March 31, 2012, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the Company’s development stage activities, with a nominal amount of sales revenue.

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

Electric Scooter

Currently, we are working on private label the scooters. We have three EV scooter companies in China with who we are in discussions for an exclusive right to sell. We currently have a long term test on the scooters (almost four years) and have encountered no problems.  However, we have reduced our focus on this program in favor of increased emphasis on the Nano-Jet line of products.

North American Railroads

We have two railroad consultants working with railroads in North America.  We hope to hire sales representative in the next 12 months who will work with our sales manager Mark Smith.

Oil Extraction, Transport and Storage

Our sales consultant who was retained for China and was working towards a significant sale passed away.  We have not yet decided if we will continue to pursue this opportunity.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of March 31, 2012, he concluded that those disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.  Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies  This Quarterly Report on Form 10 Q does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Quarterly Report on Form 10 Q.

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

Hitor, Inc.

Date May 21, 2012

Ken Martin, CEO, CAO, Director, President