Form 10-Q
period 2012-06-30
HITOR GROUP, IN.
filed 2012-08-14
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2012

Commission File No.  333-103986

HITOR GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0384073
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6513 132nd Ave NE #376

Kirkland, WA 98033

(Address of principal executive offices)

Registrants’  telephone number:

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

[ ] Yes

[ X ] No

As of June 30, 2012, there were 66,088,218 issued and outstanding shares of the Company’s common stock.

PART I

Item 1.  Financial Statements.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2012 and the results of its operations for the six and three month periods ended June 30, 2012 and 2011 and its cash flows for the six and three month periods ended June 30, 2012 and 2011.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2011.  The results of operations for the six and three month periods ended June 30, 2012 and 2011 are not necessarily indicative of operating results for the full year.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements

Balance Sheet:
June 30, 2012 and December 31, 2011	F-1

Statements of Operations:
For the three and six months ended June 30, 2012 and 2011	F-2

Statements of Cash Flows:
For the six months ended June 30, 2012 and 2011	F-3

Notes to Financial Statements:
June 30, 2012	F-4

F-1

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet

	(unaudited)	(audited)
	June 30,	December 31,
	2012	2011

ASSETS
Current assets:
Cash	$ 53,160	$ 109,402
Funds held in trust, Attorney	-	-
Accounts receivable		-
Shareholder Receivable	-	-
Inventory	75,968	75,968
Total current assets	129,128	185,370

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	5,617	5,617
Leasehold Improvements	3,000	-
Total Fixed Assets	17,553	14,553
Less Accumulated Depreciation	(15,270)	(13,038)
Net Fixed Assets	2,283	1,515

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 131,411	$ 186,885

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 157,456	$ 150,213
Convertible Notes Payable	411,252	400,000
Deposit	150,000	150,000
Notes payable	57,967	81,270
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	801,175	805,983

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	801,175	805,983

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
66,088,218 and 65,688,218 shares issued and outstanding	91,088	65,688
Capital in excess of par value	1,237,736	1,163,363
Deficit accumulated during the development stage	(1,998,588)	(1,848,149)
Total stockholders' deficit	(669,764)	(619,098)
Total liabilities and stockholders' deficit	$ 131,411	$ 186,885

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Audited
	Cumulative,
	Inception,
	July 15,	Three months	Three months	Six Months	Six Months
	2005 Through	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2012	2011	2012	2011

Sales	$ 31,723	$ -			$ -

Cost of Sales	49,579	-	-	-	-

Cost of Sales	(17,856)	-	-	-	-

General and administrative expenses:
Salaries	228,693	-	-	-	-
Depreciation	23,554	1,166	1,066	2,232	2,132
Legal and professional	915,562	17,202	3,250	39,912	31,834
Marketing and Advertising	108,113	2,882	75	34,217	1,265
Insurance	32,040	105	-	210	66
Communications	46,570	1,910	704	4,309	1,673
Rent	97,254	3,000	2,000	5,000	4,000
Other general and administrative	340,775	23,040	3,444	45,425	13,944
Total operating expenses	1,792,561	49,305	10,539	131,305	54,914
(Loss) from operations	(1,810,417)	(49,305)	(10,539)	(131,305)	(54,914)

Other income (expense):
Interest Income	4,617	-	-	-	-
Loss on disposition of assets	(12,620)
Interest (expense)	(180,168)	(7,742)	(500)	(19,134)	(1,000)
(Loss) before taxes	(1,998,588)	(57,047)	(11,039)	(150,439)	(55,914)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (1,998,588)	$ (57,047)	$ (11,039)	$ (150,439)	$ (55,914)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		65,888,218	41,979,500	65,888,218	41,979,500

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	Cumulative,
	Inception,
	July 15,
	2005 Through
	June 30,	June 30,	June 30,
	2012	2012	2011
Cash flows from operating activities:
Net (loss)	$ (1,998,588)	$ (150,439)	$ (55,914)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	181,006
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	15,270	2,232	2,132
Loss on sale of assets	12,620
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	(75,968)		-
Accounts receivable		-	-
Deposits	150,000	-	-
Accounts payable and accrued expenses	157,456	7,243	19,537
Net cash flows from operating activities	(1,566,840)	(140,964)	(34,245)
Cash flows from investing activities:
Purchase of fixed assets	(17,553)	(3,000)	-
Website development costs incurred
Net cash flows from investing activities	(17,553)	(3,000)	-
Cash flows from financing activities:
Proceeds from sale of common stock	1,143,834	99,773
Proceeds/(payments) from notes payable	57,967	(23,303)	4,196
Convertible Note Payable, net of discount	411,252	11,252	(2,000)
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,637,553	87,722	2,196
Net cash flows	53,160	(56,242)	(32,049)
Cash and equivalents, beginning of period	-	109,402	38,558
Cash and equivalents, end of period	$ 53,160	$ 53,160	$ 6,509

Supplemental cash flow disclosures:
Cash paid for interest	$ (180,168)	$ (7,742)	$ (500)
Cash paid for income taxes	-

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2012

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

Basis of presentation – Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to development stage enterprises.  Changes in classification of 2011 amounts have been made to conform to current presentations.

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

June 30, 2012

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

Note 2 - Uncertainty, going concern:

At June 30, 2012, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

June 30, 2012

The provision for refundable Federal income tax consists of the following:

12/31/2010

12/31/2011

Refundable Federal income tax attributable to:

Current operations

  $(44,831)

 $ (92,188)

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

Note 5 – Investment in HITOR Poland LLC

On May 16, 2012, The Company invested $3,000 in HITOR Poland LLC.  The Company owns a 49% interest in the LLC.  The joint venture is a manufacturing plant that will manufacture the HITOR product line and operates in Sanouk, Poland.

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

June 30, 2012

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

On January 24, 2012, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $42,500.  These notes are convertible into shares of the Company’s common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 10 months and each bear an 8% interest rate.  As of June 30, 2012, the Company has issued and received $42,500.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $34,773 with a remaining balance at June 30, 2012 of $22,727.

On May 16, 2012, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $27,500.  These notes are convertible into shares of the Company’s common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 10 months and each bear an 8% interest rate.  As of June 30, 2012, the Company has issued and received $27,500.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $22,500 with a remaining balance at June 30, 2012 of $21,479.

Note 8 – Notes Payable

The Company has a non-interest bearing note payable with one of its officers and shareholders.  The balance of this note at June 30, 2012 was $38,584 and $61,887 at December 31, 2011.

The Company also has a note payable dated September 30, 2010 in the amount of $19,383.  The note carries an interest rate of 12% and a one year maturity rate.  The note is secured by inventory.

Note 9 – Stock Subscriptions

On March 22, 2007 the Company issued a stock subscription in the amount of $700,000.  The

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2012

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Hitor Group (formerly Can/Am Auto sales, Inc., LFG International, Inc. and Nano Jet Corp) (Hitor Group), is a development stage company with limited operations, limited revenue, limited financial backing and limited assets.  The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.  The following plan of operation should be read in conjunction with the June 30, 2012, unaudited financial statements and the related notes elsewhere in this report.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under Business and elsewhere in this report.

As of June 30, 2012, Hitor Group had $53,160 cash on hand.  Development stage net loss for the six months ended June 30, 2012, was $131,305, compared to $55,914 for the six months ended June 30, 2011.  The loss for the quarter ended June 30, 2012, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the Company’s development stage activities, with a nominal amount of sales revenue.

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

Competition

Although there are many companies who claim to have developed fuel efficient products and fuel additives, when tested, most of these products have not been proven.  Select companies have attempted to produce similar fuel conservation products, but, to date, the Company knows of no other company that has developed a solution similar to that belonging to Hitor Groups Product Division.

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

Hitor Construction

Hitor Construction will be launching a business of building high quality, durable low cost houses.  The Company has integrated patented building technologies that allow us to potentially manufacture hundreds of homes a day to help address the current demands for low cost housing worldwide.  The homes will be pre-finished at the factory and be shipped as ready-to-assemble at the construction site.  The Company is currently seeking a location and financing for a manufacturing plant in Europe.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of June 30, 2012, he concluded that those disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.  Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies  This Quarterly Report on Form 10 Q does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Quarterly Report on Form 10 Q.

 PART II

Item 6.  Exhibits

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

Exhibit No.	Description
31.1	Certifications of Chief Financial Officer and Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Financial Officer and Principal Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculations
101.DEF*	XBRL Taxonomy Definitions
101.LAB*	XBRL Taxonomy Labels
101.PRE*	XBRL Taxonomy Presentation

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hitor, Inc.

Date August 14, 2012

Ken Martin, CEO, CAO, Director, President