Form 10-Q
period 2012-09-30
HITOR GROUP, IN.
filed 2012-11-19
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2012

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

[ ] Yes

[ X ] No

As of September 30, 2012, there were 69,230,968 issued and outstanding shares of the Company’s common stock.

PART I

Item 1.  Financial Statements.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2012 and the results of its operations for the nine and three month periods ended September 30, 2012 and 2011 and its cash flows for the nine and three month periods ended September 30, 2012 and 2011.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the year ended December 31, 2011.  The results of operations for the nine and three month periods ended September 30, 2012 and 2011 are not necessarily indicative of operating results for the full year.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements

Balance Sheet:
September 30, 2012 and December 31, 2011	F-1

Statements of Operations:
For the three and nine months ended September 30, 2012 and 2011	F-2

Statements of Cash Flows:
For the nine months ended September 30, 2012 and 2011	F-3

Notes to Financial Statements:
September 30, 2012	F-4

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet

	(unaudited)	(audited)
	September 30,	December 31,
	2012	2011

ASSETS
Current assets:
Cash	$ 28,684	$ 109,402
Prepaid Expenses	144,043	-
Inventory	75,968	75,968
Total current assets	248,695	185,370

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	5,617	5,617
Leasehold Improvements	-	-
Total Fixed Assets	14,553	14,553
Less Accumulated Depreciation	(14,553)	(13,038)
Net Fixed Assets	-	1,515

Other Assets
Investment in HITOR Poland LLC	23,100	-
Goodwill	-	-
Total Other Assets	23,100	-
Total assets	$ 271,795	$ 186,885

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 167,190	$ 150,213
Convertible Notes Payable	465,270	400,000
Deposit	150,000	150,000
Notes payable	69,168	81,270
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	876,128	805,983

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	876,128	805,983

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
69,230,968 and 65,688,218 shares issued and outstanding	69,231	65,688
Capital in excess of par value	1,617,569	1,163,363
Deficit accumulated during the development stage	(2,291,133)	(1,848,149)
Total stockholders' deficit	(604,333)	(619,098)
Total liabilities and stockholders' deficit	$ 271,795	$ 186,885

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
	Cumulative,
	Inception,
	July 15,	Three months	Three months	Nine Months	Nine Months
	2005 Through	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2012	2011	2012	2011

Sales	$ 31,723	$ -	$ -	$ -	$ -

Cost of Sales	49,579	-	-	-	-

Cost of Sales	(17,856)	-	-	-	-

General and administrative expenses:
Salaries	228,693	-	-	-	-
Depreciation	22,837	-	1,066	1,515	3,198
Legal and professional	930,582	12,520	3,423	54,932	39,415
Marketing and Advertising	310,888	90,019	489	236,991	1,754
Insurance	32,185	145	68	355	134
Communications	48,479	1,909	325	6,218	1,998
Rent	99,254	2,000	6,000	7,000	10,000
Other general and administrative	371,163	27,910	2,853	75,814	16,797
Total operating expenses	2,044,081	134,503	14,224	382,825	73,296
(Loss) from operations	(2,061,937)	(134,503)	(14,224)	(382,825)	(73,296)

Other income (expense):
Interest Income	4,617	-	-	-	-
Loss on disposition of assets	(12,620)
Interest (expense)	(221,193)	(31,013)	-	(60,159)	(1,000)
(Loss) before taxes	(2,291,133)	(165,516)	(14,224)	(442,984)	(74,296)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (2,291,133)	$ (165,516)	$ (14,224)	$ (442,984)	$ (74,296)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of shares outstanding		69,230,688	62,855,000	69,230,688	62,855,000

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	Cumulative,
	Inception,
	July 15,
	2005 Through
	September 30,	September 30,	September 30,
	2012	2012	2011
Cash flows from operating activities:
Net (loss)	$ (2,291,133)	$ (442,984)	$ (74,296)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	184,549	3,543
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	14,553	-	3,198
Amortization of bond discount	41,331	41,331
Loss on sale of assets	12,620
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	(75,968)		-
Prepaid expenses	(144,043)	(144,043)	-
Deposits	150,000	-	-
Accounts payable and accrued expenses	167,190	16,977	22,788
Net cash flows from operating activities	(1,949,537)	(525,176)	(48,310)
Cash flows from investing activities:
Purchase of fixed assets	(14,553)	-	-
Website development costs incurred
Net cash flows from investing activities	(14,553)	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	1,424,706	382,160
Proceeds/(payments) from notes payable	69,168	(12,102)	5,596
Convertible Note Payable	497,500	97,500	(2,000)
Investment in subsidiary	(23,100)	(23,100)
Stock subscription			50,000
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,992,774	444,458	53,596
Net cash flows	28,684	(80,718)	5,286
Cash and equivalents, beginning of period	-	109,402	38,558
Cash and equivalents, end of period	$ 28,684	$ 28,684	$ 43,844

Supplemental cash flow disclosures:
Cash paid for interest	$ (161,034)	$ -	$ -
Cash paid for income taxes	-

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2012

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

September 30, 2012

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

Note 2 - Uncertainty, going concern:

At September 30, 2012, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

September 30, 2012

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

Note 5 – Investment in HITOR Poland LLC

On May 16, 2012, The Company invested $3,000 in HITOR Poland LLC.  The Company owns a 49% interest in the LLC.  The joint venture is a manufacturing plant that will manufacture the HITOR product line and operates in Sanouk, Poland.  On September 13, 2012, the Company invested an additional $20,100 for a total of $23,100 at September 30, 2012.

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

September 30, 2012

In September and October of 2011, The Company issued 2,150,000 shares of stock for $244,400.

In December 2011, The Company issued 107,673 as part of a convertible debenture.

During 2012, the Company issued 2,833,218 shares of stock for $266,682.  These issuances are part of convertible debentures that were immediately converted.

During the first quarter of 2012, the Company issued 400,000 shares of stock for $40,000 to two individuals and 3,142,750 shares to Turon Capital Partners, Inc. for marketing services to be provided.

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

On January 24, 2012, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $42,500.  These notes are convertible into shares of the Company’s common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 10 months and each bear an 8% interest rate.  As of June 30, 2012, the Company has issued and received $42,500.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $34,773.

On May 16, 2012, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $27,500.  These notes are convertible into shares of the Company’s common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 10 months and each bear an 8% interest rate.  As of June 30, 2012, the Company has issued and received $27,500.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $22,500.

On July 31, 2012, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $32,500.  These notes are convertible into shares of the Company’s common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  As of September 30, 2012, the Company has issued and received $32,500.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $14,773.

The balance of these convertible debentures at September 30, 2012 was $102,500 and the bond discount amount was $37,230.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2012

Note 8 – Notes Payable

The Company has a non-interest bearing note payable with one of its officers and shareholders.  The balance of this note at September 30, 2012 was $51,785 and $61,887 at December 31, 2011.

The Company also has a note payable dated September 30, 2010 in the amount of $17,383.  The note carries an interest rate of 12% and a one year maturity rate.  The note is secured by inventory.

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

Note 10 – Resignation of Director

On February 1, 2012, Mr. Xiao Lin resigned as a director of the Company.

Note 11 - New accounting pronouncements:

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

Note 12 – Marketing Contract and Restatement:

Prior to the issuance of the financial statements management determined that it had not recorded a consulting agreement between Turon Capital Partners, Inc. and the Company. The agreement was effective on March 2, 2012 and will result in a restatement for both the March 31, 2012 and June 30, 2012 financial statements. The agreement between the parties was for ongoing consulting and support assistance for the marketing of all the Company’s products. The term of the agreement is for a period of twelve months but can be canceled by either party with a sixty day written notice by certified/registered mail. Compensation provided to Turon Capital Partners, Inc. was in the form of an issuance of 3,142,750 common shares. Furthermore, the Company has agreed to advance $50,000 upon the approval of a ninety day marketing plan that has yet to be finalized.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2012

The following table represents the effects of the restated statements as of March 31, 2012 and June 30, 2012:

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Hitor Group is a development stage company with limited operations, limited revenue, limited financial backing and limited assets.  The following plan of operation should be read in conjunction with the September 30, 2012, unaudited financial statements and the related notes elsewhere in this report.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under Business and elsewhere in this report.

As of September 30, 2012, Hitor Group had $28,684 cash on hand.  Development stage net loss for the nine months ended September 30, 2012, was $442,984, compared to $74,296 for the nine months ended September 30, 2011.  The loss for the quarter ended September 30, 2012, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the Company’s development stage activities, with a nominal amount of sales revenue.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of September 30, 2012, he concluded that those disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Specifically, we have noted the following material weaknesses and significant deficiencies in our internal controls over financial reporting and disclosure:  we do not have sufficient segregation of duties in our  day to day operations and have not implemented compensating controls to offset the material weaknesses noted; we have noted material weaknesses with respect to our financial reporting process, most notably our internal audit functions; we have noted material weaknesses with respect to our  corporate governance and control environment, as noted by restatements of our financial statements from September 30, 2010 to September 30, 2011, because the Company failed to reflect a 1.5 for 1 split of its common stock.  We have restated all financial statements from June 30, 2010 to June 30, 2011.

Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.  Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies  This Quarterly Report on Form 10 Q does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Quarterly Report on Form 10 Q.

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

Hitor, Inc.

Date November 19, 2012

/s/ Ken Martin

Ken Martin, CEO, CAO, Director, President