Form 10-Q/A
period 2012-03-31
HITOR GROUP, INC.
filed 2013-01-10
CIK 1224006

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

[ ] Yes

[ X ] No

As of March 31, 2012, there were 69,231,218 issued and outstanding shares of the Company’s common stock.

EXPLANATORY NOTE

This Amendment #1 on Form 10-Q/A amends and restates items identified below with respect to the Form 10-Q filed by Hitor, Inc. (the “Company”) for the period ended March 31, 2012, with the Securities and Exchange Commission (the “SEC”) on May 21, 2012 (the “Original Filing”). The purpose of this is to include a consulting agreement not previously disclosed.  The agreement was effective on March 2, 2012, and will result in the restatement of the March 31, 2012 and June 30, 2012, financial statements.  The agreement was for ongoing consulting and support assistance for marketing the Company’s products.  Other than as set forth below, the Original Filing continues to speak as of the date of the filing thereof, and the disclosure relating to items not being updated remains unchanged.

We would encourage any user of this filing to review our current filings for the most accurate current information. This Amendment is being filed as a corrected historical document.

This Amendment amends and restates the information in “Item 1. Financial Statements,” as they pertain to the Notes to Financial Statements only, Item 2 “Management’s Discussion and Analysis” and “Item 4 Controls and Procedures” of the Original Filing. This Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

The Company did not have sufficient qualified personnel with an adequate understanding of generally accepted accounting principles and experience in the application of such principles to financing transactions, which led to a material misstatement of the Company’s interim financial statements for the quarters ended March 31, 2012 and June 30, 2012.  Management has determined that this is a material weakness in internal controls over financial reporting as of and for each of the periods mentioned above. As of the date of this report, the Company believes that it has taken appropriate steps to remedy these weaknesses.

PART I

Item 1.  Financial Statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements

Balance Sheet:
March 31, 2012 and December 31, 2011	F-1

Statements of Operations:
For the three months ended March 31, 2012 and 2011	F-2

Statements of Cash Flows:
For the three months ended March 31, 2012 and 2011	F-3

Notes to Financial Statements:
March 31, 2012	F-4

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet

	(unaudited / restated)	(audited)
	March 31,	December 31,
	2012	2011

ASSETS
Current assets:
Cash	$ 93,822	$ 109,402
Prepaid Expenses	316,894	-
Accounts receivable	-	-
Shareholder Receivable	-	-
Inventory	75,968	75,968
Total current assets	486,684	185,370

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	5,617	5,617
Leasehold Improvements	-	-
Total Fixed Assets	14,553	14,553
Less Accumulated Depreciation	(14,104)	(13,038)
Net Fixed Assets	449	1,515

Other Assets
Deposits	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 487,133	$ 186,885

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 149,715	$ 150,213
Convertible Notes Payable	411,252	400,000
Deposit	150,000	150,000
Notes payable	72,489	81,270
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	807,956	805,983

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	807,956	805,983

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
69,231,218 and 65,688,218 shares issued and outstanding	69,231	65,688
Capital in excess of par value	1,580,296	1,163,363
Deficit accumulated during the development stage	(1,970,350)	(1,848,149)

Total stockholders' deficit	(320,823)	(619,098)
Total liabilities and stockholders' deficit	$ 487,133	$ 186,885

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
	(restated)
	Cumulative,
	Inception,
	July 15,	(restated)
	2005 Through	Three months	Three months
	March 31,	March 31,	March 31,
	2012	2012	2011

Sales	$ 31,723	$ -	$ -

Cost of Sales	49,579	-	-

Cost of Sales	(17,856)	-	-

General and administrative expenses:
Salaries	228,693	-	-
Depreciation	22,388	1,066	1,066
Legal and professional	898,360	22,710	28,225
Marketing and Advertising	134,040	60,143	1,100
Insurance	31,935	105	66
Communications	44,660	2,400	743
Rent	94,254	2,000	1,000
Other general and administrative	317,735	22,385	6,388
Total operating expenses	1,772,065	110,809	38,588
(Loss) from operations	(1,789,921)	(110,809)	(38,588)

Other income (expense):
Interest Income	4,617	-	-
Loss on disposition of assets	(12,620)
Interest (expense)	(172,426)	(11,392)	(6,288)
(Loss) before taxes	(1,970,350)	(122,201)	(44,876)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (1,970,350)	$ (122,201)	$ (44,876)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		69,231,218	41,979,500

The accompanying notes are an integral part of the statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	(restated)
	Cumulative,
	Inception,
	July 15,
	2005 Through	(restated)
	March 31,	March 31,	March 31,
	2012	2012	2011
Cash flows from operating activities:
Net (loss)	$ (1,970,350)	$ (122,201)	$ (44,876)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	184,549	3,543
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	22,388	1,066	1,066
Loss on sale of assets	12,620
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	(75,968)		-
Accounts receivable		-	-
Prepaid expenses	(316,894)	(316,894)
Deposits	150,000	-	-
Accounts payable and accrued expenses	149,715	(498)	16,288
Net cash flows from operating activities	(1,852,576)	(434,984)	(27,522)
Cash flows from investing activities:
Purchase of fixed assets	(35,457)		-
Website development costs incurred
Net cash flows from investing activities	(35,457)	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	1,473,614	416,933
Proceeds/(payments) from notes payable	72,489	(8,781)	(2,622)
Convertible Note Payable, net of discount	411,252	11,252	(2,000)
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,981,855	419,404	(4,622)
Net cash flows	93,822	(15,580)	(32,144)
Cash and equivalents, beginning of period	-	109,402	38,558
Cash and equivalents, end of period	$ 93,822	$ 93,822	$ 6,414

Supplemental cash flow disclosures:
Cash paid for interest	$ (172,426)	$ (11,392)	$ (5,210)
Cash paid for income taxes	-

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Restated Notes to Financial Statements

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

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Restated Notes to Financial Statements

March 31, 2012

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

Restated Notes to Financial Statements

March 31, 2012

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

In September and October of 2011, The Company issued 2,150,000 shares of stock for $244,400.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Restated Notes to Financial Statements

March 31, 2012

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

Note 9 - New accounting pronouncements:

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Restated Notes to Financial Statements

March 31, 2012

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

Prior to the issuance of the September 30, 2012 financial statements, management determined that it had not recorded a consulting agreement between Turon Capital Partners, Inc. and the Company. The agreement was effective on March 2, 2012 and will result in a restatement for both the March 31, 2012 and June 30, 2012 financial statements. The agreement between the parties was for ongoing consulting and support assistance for the marketing of all the Company’s products. The term of the agreement is for a period of twelve months but can be canceled by either party with a sixty day written notice by certified/registered mail. Compensation provided to Turon Capital Partners, Inc. was in the form of an issuance of 3,142,750 common shares. Furthermore, the Company has agreed to advance $50,000 upon the approval of a ninety day marketing plan that has yet to be finalized.

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

As of March 31, 2012, Hitor Group had $93,822 cash on hand.  Development stage net loss for the three months ended March 31, 2012, was $122,201, compared to $44,876 for the three months ended March 31, 2011.  The loss for the quarter ended March 31, 2012, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the Company’s development stage activities, with a nominal amount of sales revenue.

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

Additionally, prior to the issuance of the September 30, 2012 financial statements, management determined that it had not recorded a consulting agreement.  The agreement was effective on March 2, 2012 and will result in a restatement for both the March 31, 2012 and June 30, 2012 financial statements.  The terms of the Agreement affected the financial statements previously issued for the periods referenced herein.  These restatements represent material weaknesses and significant deficiencies in our internal controls over financial reporting disclosure.  The financial statements have been restated for the periods ended March 31, 2012 and June 30, 2012.

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

 PART II

Item 6.  Exhibits

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

Exhibit No.	Description
31.1	Certifications of Chief Financial Officer and Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Financial Officer and Principal Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentation Document*

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be ‘furnished’ and not ‘filed.’

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hitor, Inc.

Date January 4, 2013

Ken Martin, CEO, CAO, Director, President