Form 10-Q/A
period 2012-06-30
HITOR GROUP, INC.
filed 2013-01-10
CIK 1224006

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

[ ] Yes

[ X ] No

As of June 30, 2012, there were 69,231,218 issued and outstanding shares of the Company’s common stock.

EXPLANATORY NOTE

This Amendment #1 on Form 10-Q/A amends and restates items identified below with respect to the Form 10-Q filed by Hitor, Inc. (the “Company”) for the period ended June 30, 2012, with the Securities and Exchange Commission (the “SEC”) on June 30, 2012, (the “Original Filing”). The purpose of this is to include a consulting agreement not previously disclosed.  The agreement was effective on March 2, 2012, and will result in the restatement of the March 31, 2012 and June 30, 2012, financial statements.  The agreement was for ongoing consulting and support assistance for marketing the Company’s products.  Other than as set forth below, the Original Filing continues to speak as of the date of the filing thereof, and the disclosure relating to items not being updated remains unchanged.

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

PART I

Item 1.  Financial Statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Balance Sheet:
June 30, 2012 and December 31, 2011	F-2

Statements of Operations:
For the three and six months ended June 30, 2012 and 2011	F-3

Statements of Cash Flows:
For the six months ended June 30, 2012 and 2011	F-4

Notes to Financial Statements:
June 30, 2012	F-5

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet

	(unaudited / restated)	(audited)
	June 30,	December 31,
	2012	2011

ASSETS
Current assets:
Cash	$ 53,160	$ 109,402
Prepaid Expenses	230,468	-
Accounts receivable	-	-
Shareholder Receivable	-	-
Inventory	75,968	75,968
Total current assets	359,596	185,370

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	5,617	5,617
Leasehold Improvements	-	-
Total Fixed Assets	14,553	14,553
Less Accumulated Depreciation	(14,553)	(13,038)
Net Fixed Assets	-	1,515

Other Assets
Investment in HOTOR Poland LLC	3,000	-
Goodwill	-	-
Total Other Assets	3,000	-
Total assets	$ 362,596	$ 186,885

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 157,925	$ 150,213
Convertible Notes Payable	425,794	400,000
Deposit	150,000	150,000
Notes payable	57,967	81,270
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	816,186	805,983

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	816,186	805,983

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
69,231,218 and 65,688,218 shares issued and outstanding	69,231	65,688
Capital in excess of par value	1,602,796	1,163,363
Deficit accumulated during the development stage	(2,125,617)	(1,848,149)
Total stockholders' deficit	(453,590)	(619,098)
Total liabilities and stockholders' deficit	$ 362,596	$ 186,885

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
	(restated)
	Cumulative,
	Inception,	(restated)		(restated)
	July 15,	Three months	Three months	Six Months	Six Months
	2005 Through	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2012	2011	2012	2011

Sales	$ 31,723	$ -			$ -

Cost of Sales	49,579	-	-	-	-

Cost of Sales	(17,856)	-	-	-	-

General and administrative expenses:
Salaries	228,693	-	-	-	-
Depreciation	22,837	449	1,066	1,515	2,132
Legal and professional	918,061	19,702	3,250	42,411	31,834
Marketing and Advertising	220,867	86,830	75	146,972	1,265
Insurance	32,040	105	-	210	66
Communications	46,570	1,910	704	4,309	1,673
Rent	97,254	3,000	2,000	5,000	4,000
Other general and administrative	343,256	25,518	3,444	47,905	13,944
Total operating expenses	1,909,578	137,514	10,539	248,322	54,914
(Loss) from operations	(1,927,434)	(137,514)	(10,539)	(248,322)	(54,914)

Other income (expense):
Interest Income	4,617	-	-	-	-
Loss on disposition of assets	(12,620)
Interest (expense)	(190,180)	(17,754)	(500)	(29,146)	(1,000)
(Loss) before taxes	(2,125,617)	(155,268)	(11,039)	(277,468)	(55,914)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (2,125,617)	$ (155,268)	$ (11,039)	$ (277,468)	$ (55,914)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		69,231,218	41,979,500	69,231,218	41,979,500

The accompanying notes are an integral part of the statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	(restated)
	Cumulative,
	Inception,	(restated)
	July 15,	Six Months	Six Months
	2005 Through	Ended	Ended
	June 30,	June 30,	June 30,
	2012	2012	2011
Cash flows from operating activities:
Net (loss)	$ (2,125,617)	$ (277,468)	$ (55,914)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	184,549	3,543
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	14,553	1,515	2,132
Loss on sale of assets	12,620
Change in current assets and liabilities:
Prepaid Expenses	(230,468)	(230,468)	-
Inventory	(75,968)	-	-
Accounts receivable		-	-
Deposits	150,000	-	-
Accounts payable and accrued expenses	157,925	7,712	19,537
Net cash flows from operating activities	(1,921,042)	(495,166)	(34,245)
Cash flows from investing activities:
Purchase of fixed assets	(17,553)	(3,000)	-
Website development costs incurred
Net cash flows from investing activities	(17,553)	(3,000)	-
Cash flows from financing activities:
Proceeds from sale of common stock	1,483,494	439,433
Proceeds/(payments) from notes payable	57,967	(23,303)	4,196
Convertible Note Payable, net of discount	425,794	25,794	(2,000)
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,991,755	441,924	2,196
Net cash flows	53,160	(56,242)	(32,049)
Cash and equivalents, beginning of period	-	109,402	38,558
Cash and equivalents, end of period	$ 53,160	$ 53,160	$ 6,509

Supplemental cash flow disclosures:
Cash paid for interest	$ (190,180)	$ (17,754)	$ (500)
Cash paid for income taxes	-

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

June 30, 2012

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

Note 8 – Notes Payable

The Company has a non-interest bearing note payable with one of its officers and shareholders.  The balance of this note at June 30, 2012 was $51,785 and $63,362 at December 31, 2011.

The Company also has a note payable dated September 30, 2010 in the amount of $17,383.  The note carries an interest rate of 12% and a one year maturity rate.  The note is secured by inventory.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Restated Notes to Financial Statements

June 30, 2012

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

June 30, 2012

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

As of June 30, 2012, Hitor Group had $53,160 cash on hand.  Development stage net loss for the six months ended June 30, 2012, was $248,322, compared to $55,914 for the six months ended June 30, 2011.  The loss for the quarter ended June 30, 2012, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the Company’s development stage activities, with a nominal amount of sales revenue.

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

Hitor, Inc.

Date January 7, 2013

Ken Martin, CEO, CAO, Director, President