Form 10-K
period 2012-12-31
HITOR GROUP, INC.
filed 2013-04-16
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K

Annual Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended:

December 31, 2012

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

As of April 15, 2013, there were 69,230,968 shares of registrant’s common stock issued and outstanding, of which 46,430,968 shares were held by non affiliates.  As of June 29, 2012, the average of the high and low offering price of the company’s common stock was $0.07.  The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 29, 2012, was $3,250,167.70.

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

Business of Hitor Group

Hitor Group owns a proprietary technology and currently is applying for patents.

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

Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Stock.

The Company’s common stock is currently traded on the Over The Counter Bulletin Board under symbol HITR.

Following is a table showing the high and low price of the stock for each quarter in the past two years.

Quarter Ended	High	Low
December 31, 2012	$0.16	$0.048
September 30, 2012	$0.08	$0.021
June 30, 2012	$0.12	$0.05
March 31, 2012	$0.24	$0.061
December 31, 2011	$0.63	$0.03
September 30, 2011	$0.24	$0.17
June 30, 2011	$0.24	$0.24
March 31, 2011	$0.25	$0.24
December 31, 2010	$0.40	$0.15
September 30, 2010	$1.00	$0.26
June 30, 2010	$0.56	$0.50
March 31, 2010	$0.80	$0.10

Holders.

As of December 31, 2012, Hitor Group had approximately fifty-six (56) shareholders of record of its common stock.

Stock Option Grants

To date, Hitor Group has not granted any stock options.

Registration Rights

Hitor Group has not granted registration rights to the selling shareholders or to any other persons.

Dividends.

As of December 31, 2012, Hitor Group had not paid any dividends to its shareholders.  There are no restrictions which would limit the ability of Hitor Group to pay dividends on common equity or that are likely to do so in the future.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

Not applicable.

Item 7.

Managements Discussion and Analysis of Financial Condition and Results of Operation

Hitor Group (formerly Can/Am Auto sales, Inc., LFG International, Inc. and Nano Jet Corp) (Hitor Group), is a development stage company with limited operations, limited revenue, limited financial backing and limited assets.  The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada. The following plan of operation should be read in conjunction with the December 31, 2012, audited financial statements and the related notes elsewhere in this report. This discussion contains forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under Business and elsewhere in this report. As of December 31, 2012, Hitor Group had $64,992 cash on hand.  Development stage net loss for the year ended December 31, 2012, was $699,576 compared to $271,140 for the year ended December 31, 2011. The loss for the year ended December 31, 2012, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the Company’s development stage activities, with a nominal amount of sales revenue.

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

Because we have a working capital deficit, have generated minimal revenues, and have incurred losses from operations since inception, in their report on our audited financial statements for the year ended December 31, 2012, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Item 8.  Financial Statements and Supplementary Data

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements

Balance Sheet:
December 31, 2012 and 2011	F-3

Statements of Operations:
For the year ended December 31, 2012 and 2011	F-4

Statement of Retained Earnings
December 31, 2012	F-5

Statements of Cash Flows:
For the year ended December 31, 2012 and 2011	F-6

Notes to Financial Statements:
December 31, 2012	F-7

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

INDEPENDENT AUDITOR’ REPORT ON FINANCIAL STATEMENTS

To the Board of Directors

Hitor Group, Inc.

Report on the Financial Statements

We have audited the accompanying financial statements of Hitor Group, Inc., which comprise the balance sheet as of February 28, 2013, and the related statements of income, stockholders' equity and cash flows for the year then ended, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by the management, as well as evaluating the overall presentation of the financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitor Group, Inc. as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seattle, Washington

April 15, 2013

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet
	(audited)	(audited)
	December 31,	December 31,
	2012	2011

ASSETS
Current assets:
Cash	$ 64,992	$ 109,402
Prepaid Expenses	57,617	-
Inventory	-	75,968
Total current assets	122,609	185,370

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	5,617	5,617
Leasehold Improvements	-	-
Total Fixed Assets	14,553	14,553
Less Accumulated Depreciation	(14,553)	(13,038)
Net Fixed Assets	-	1,515

Other Assets
Investment in HITOR Poland LLC	23,100	-
Goodwill	-	-
Total Other Assets	23,100	-
Total assets	$ 145,709	$ 186,885

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 176,453	$ 150,213
Convertible Notes Payable	487,019	400,000
Deposit	150,000	150,000
Notes payable	168,662	81,270
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	1,006,634	805,983

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	1,006,634	805,983

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
69,230,968 and 65,688,218 shares issued and outstanding	69,231	65,688
Capital in excess of par value	1,617,569	1,163,363
Deficit accumulated during the development stage	(2,547,725)	(1,848,149)
Total stockholders' deficit	(860,925)	(619,098)
Total liabilities and stockholders' deficit	$ 145,709	$ 186,885

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
	Cumulative,
	Inception,
	July 15,
	2005 Through	Year ended	Year ended
	December 31,	December 31,	December 31,
	2012	2012	2011

Sales	$ 31,723	$ -	$ -

Cost of Sales	49,579	-	-

Cost of Sales	(17,856)	-	-

General and administrative expenses:
Salaries	228,693	-	-
Depreciation	22,837	1,515	4,264
Legal and professional	944,101	270,110	107,275
Marketing and Advertising	400,184	124,627	13,212
Insurance	32,290	460	134
Communications	50,436	8,175	3,657
Rent	101,254	9,000	10,000
Inventory impairment	75,968	75,968	-
Other general and administrative	413,897	118,549	42,677
Total operating expenses	2,269,660	608,404	181,219
(Loss) from operations	(2,287,516)	(608,404)	(181,219)

Other income (expense):
Interest Income	4,617	-	-
Loss on disposition of assets	(12,620)		(12,620)
Interest (expense)	(252,206)	(91,172)	(77,301)
(Loss) before taxes	(2,547,725)	(699,576)	(271,140)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (2,547,725)	$ (699,576)	$ (271,140)

Basic earnings (loss) per common share		$ (0.01)	$ (0.00)

Weighted average number of shares outstanding		69,230,688	62,855,000

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, July 15, 2005 through December 31, 2005:
Balances, December 31, 2005	81,005,000	$ 81,005	$ -	$ (135,692)	$ (54,687)

Effects of Reverse Merger with LFG
September 30, 2006	(40,435,500)	(40,435)	31,799		(8,636)

Net (loss)				(84,628)	(84,628)
Balances, December 31, 2006	40,569,500	40,570	31,799	(220,320)	(147,951)

Conversion of subordinated debt
June 19, 2007	1,000,000	1,000	699,000		700,000

Issuance for services rendered
July 14, 2007	100,000	100	99,900		100,000

Net (loss)				(736,061)	(736,061)
Balances, December 31, 2007	41,669,500	41,670	830,699	(956,381)	(84,012)

Common Stock Issued cash
March 31, 2008	15,000	15	14,985		15,000

Net (loss)				(343,341)	(343,341)
Balances, December 31, 2008	41,684,500	41,685	845,684	(1,299,722)	(412,353)

Net (loss)				(145,430)	(145,430)
Balances, December 31, 2009	41,684,500	41,685	845,684	(1,445,152)	(557,783)

Common Stock Issued for Cash
February 26, 2010	20,000	20	19,980		20,000

April 2010 1:1.5 Stock Split	20,875,500	20,875	(20,875)		-

December 22, 2010	275,000	275	54,725		55,000

Net (loss)				(131,857)	(131,857)
Balances, December 31, 2010	62,855,000	62,855	899,514	(1,577,009)	(614,640)

Common Stock Issued	2,833,218	2,833	263,849		266,682

Net (loss)				(271,140)	(271,140)
Balances, December 31, 2011	65,688,218	65,688	1,163,363	(1,848,149)	(619,098)

Common Stock Issued	3,542,750	3,543	382,160		385,703

Intrisic Bond Discount			72,046		72,046

Net (loss)				(699,576)	(699,576)
Balances, December 31, 2012	69,230,968	$ 69,231	$ 1,617,569	$ (2,547,725)	$ (860,925)

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	Cumulative,
	Inception,
	July 15,
	2005 Through
	December 31,	December 31,	December 31,
	2012	2012	2011
Cash flows from operating activities:
Net (loss)	$ (2,547,725)	$ (699,576)	$ (271,140)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	522,724	345,702
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	14,553	-	4,264
Amortization of bond discount	58,081	58,081
Loss on sale of assets	12,620		12,620
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	-	75,968	-
Prepaid expenses	(57,617)	(57,617)	-
Deposits	150,000	-	-
Accounts payable and accrued expenses	176,453	26,240	88,557
Net cash flows from operating activities	(1,679,547)	(251,202)	(165,699)
Cash flows from investing activities:
Purchase of fixed assets	(14,553)	-	(1,163)
Website development costs incurred
Net cash flows from investing activities	(14,553)	-	(1,163)
Cash flows from financing activities:
Proceeds from sale of common stock	1,102,011	40,000	266,682
Proceeds/(payments) from notes payable	168,662	87,392	(7,976)
Convertible Note Payable	487,019	102,500	(21,000)
Investment in subsidiary	(23,100)	(23,100)
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,759,092	206,792	237,706
Net cash flows	64,992	(44,410)	70,844
Cash and equivalents, beginning of period	-	109,402	38,558
Cash and equivalents, end of period	$ 64,992	$ 64,992	$ 109,402

Supplemental cash flow disclosures:
Cash paid for interest	$ (192,047)	$ -	$ -
Cash paid for income taxes	-

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2012

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

December 31, 2012

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

Note 2 - Uncertainty, going concern:

At December 31, 2012, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

The provision for refundable Federal income tax consists of the following:

12/31/2012

12/31/2011

Refundable Federal income tax attributable to:

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2012

Current operations

  $(227,656)

 $(92,188)

Less, Nondeductible expenses

         -0-

        -0-

-Less, Change in valuation allowance

     227,656

     92,188

 Net refundable amount

         -0-                    -0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount  is as follows:

 12/31/2012

   12/31/11

Deferred tax asset attributable to:

 Net operating loss carryover

   $856,027

  $ 628,371

Less, Valuation allowance

   (856,027)

  (628,371)

 Net deferred tax asset

        -0-                      -0-

At December 31, 2012, an unused net operating loss carryover approximating $2,547,725 is available to offset future taxable income; it expires beginning in 2018.  Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

Note 5 – Investment in HITOR Poland LLC

On May 16, 2012, The Company invested $3,000 in HITOR Poland LLC.  The Company owns a 49% interest in the LLC.  The joint venture is a manufacturing plant that will manufacture the HITOR product line and operates in Sanouk, Poland.  On September 13, 2012, the Company invested an additional $20,100 for a total of $23,100 at December 31, 2012.

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

December 31, 2012

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

The balance of these convertible debentures at December 31, 2012 was $102,500 and the bond discount amount was $15,481.

Note 8 – Notes Payable

The Company has a non-interest bearing note payable with one of its officers and shareholders.  The balance of this note at December 31, 2012 was $151,279 and $61,887 at December 31, 2011.

The Company also has a note payable dated September 30, 2010 in the amount of $17,383.  The note carries an interest rate of 12% and a one year maturity rate.  The note is secured by inventory.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2012

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

December 31, 2012

Item 9.Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a 15(e) and 15d 15(e)), have concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Specifically, we have noted the following material weaknesses and significant deficiencies in our internal controls over financial reporting and disclosure:  we do not have sufficient segregation of duties in our  day to day operations and have not implemented compensating controls to offset the material weaknesses noted; we have noted material weaknesses with respect to our financial reporting process, most notably our internal audit functions; we have noted material weaknesses with respect to our  corporate governance and control environment, as noted by restatements of our financial statements from June 30, 2010 to June 30, 2011, due to a failure to reflect a 1.5 for 1 forward split of our common stock.  We have restated all financial statements from June 30, 2010 through June 30, 2011.  Additionally, the Company restated its quarterly financial statements as of June 30, 2012 and March 31, 2012, include a consulting agreement previously omitted from these statements.

(b) Managements Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a 15(f) under the Exchange Act.  Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In connection with the preparation of this Annual Report on Form 10 K for the year ended December 31, 2012, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework  in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures were not effective as of December 31, 2012.  There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial  reporting.  This Annual Report on Form 10 K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject   to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Annual Report on Form 10 K.

(c) Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.  Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies  This Annual Report on Form 10 K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Annual Report on Form 10 K.

Item 9B.Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is the name and age of each individual who was a director or executive officer of Hitor Group as of December 31, 2012, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Directors:

Name of Director	Age	Date of Appointment
Ken Martin		10/13/2006
Xiao Lin		10/13/2006
Harald Hartz		10/13/2006
Richard Harris		08/14/2012

Executive Officers:

Name of Officer	Office	Date of Appointment
Ken Martin	Chief Executive Officer	10/13/2006
Richard Harris	President	08/14/2012

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

Richard Harris worked for an international training company out of Vancouver, B.C., and Asiancan of Shanghai until 2004, when he retired.  From 2009-2011, he was Vice President of Wantsa, Inc. of Vancouver, B.C.  Since 2011, he has been a consultant to Hitor Group.

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

Code of Ethics

The Company has not adopted a Code of Ethics as of the year ended December 31, 2012.

Corporate Governance

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.  The Company does not currently have an audit committee.

Item 11.  Executive Compensation.

The Company’s directors have not and currently do not receive any compensation from the Company for their service as corporate directors.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compe nsation ($)	Total ($)
Ken Martin, CEO	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Richard Harris, President	2012	0	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended December 31, 2012.  Except as noted above, there has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2012.

Stock Option Grants

The Company did not grant any stock options to the executive officers during the most recent fiscal period ended December 31, 2012.  The Company has also not granted any stock options to the executive officers since incorporation, November 4, 2002.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Ken Martin, CEO, Director 13221 Redmond Way, Redmond, WA 98052	Common	15,300,000	22.1%

Richard Harris, President, Director 6513 132nd Ave. NE, #376 Kirkland, WA 98033	Common	0	0%

Harald Hartz, Director 22299 Hamburg, Sierichstrasse 129a, Telefon 004049345611, Germany	Common	3,750,000	5.4%

Lin Xiao, Director Sachsen Weg 37C 22455, Hamburg	Common	3,750,000	5.4%

Officers and Directors as a Group (3)	Common	22,800,000	32.9%

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

2012

$21,500

2011:

$16,000

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2012:

$ 0

2011:

$ 0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2012:

$0

Nature of Services:

2011:

$ 0

Nature of Services

All Other Fees:

2012:

$ 0

2011:

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

Ken Martin

Chief Executive Officer, Director

Dated April 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ken Martin

Chief Executive Officer,

Chief Accounting Officer,

Director

Dated:  April 14, 2013

Richard Harris

President

Director

Dated:  April 14, 2013

/s/ Harold Harts

Harald Hartz

Director

Date:  April 14,2013

/s/ Lin Xiao

Lin Xiao

Director

April 14, 2013