Form 10-Q
period 2013-03-31
HITOR GROUP, INC.
filed 2013-05-20
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2013

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

[ ] Yes

[ X ] No

As of March 31, 2013, there were 69,230,968 issued and outstanding shares of the Company’s common stock.

PART I

Item 1.  Financial Statements.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2013, and the results of its operations for the three month periods ended March 31, 2013 and 2012, and its cash flows for the three month periods ended March 31, 2013 and 2012.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the year ended December 31, 2012.  The results of operations for the three month periods ended March 31, 2013 and 2012, are not necessarily indicative of operating results for the full year.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements

Balance Sheet:
March 31, 2013 and December 31, 2012	F-1

Statements of Operations:
For the three months ended March 31, 2013 and 2012	F-2

Statements of Cash Flows:
For the three months ended March 31, 2013 and March 31, 2012	F-3

Notes to Financial Statements:
March 31, 2013	F-4

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheet

	(unaudited)	(audited)
	March 30,	December 31,
	2013	2012

ASSETS
Current assets:
Cash	$ 9,499	$ 64,992
Prepaid Expenses	-	57,617
Inventory	-	-
Total current assets	9,499	122,609

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	5,617	5,617
Leasehold Improvements	-	-
Total Fixed Assets	14,553	14,553
Less Accumulated Depreciation	(14,553)	(14,553)
Net Fixed Assets	-	-

Other Assets
Investment in HITOR Poland LLC	23,100	23,100
Goodwill	-	-
Total Other Assets	23,100	23,100
Total assets	$ 32,599	$ 145,709

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 180,482	$ 176,453
Convertible Notes Payable	423,921	487,019
Deposit	150,000	150,000
Notes payable	158,718	168,662
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	937,621	1,006,634

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	937,621	1,006,634

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
75,514,537 and 69,230,968 shares issued and outstanding	75,515	69,231
Capital in excess of par value	1,753,557	1,617,569
Deficit accumulated during the development stage	(2,734,094)	(2,547,725)
Total stockholders' deficit	(905,022	(860,925)
Total liabilities and stockholders' deficit	$ 32,599	$ 145,709

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
	Cumulative,
	Inception,
	July 15,	Three months	Three months
	2005 Through	Ended	Ended
	March 31,	March 31,	March 31,
	2013	2013	2012

Sales	$ 31,723	$ -	$ -

Cost of Sales	49,579	-	-

Cost of Sales	(17,856)	-	-

General and administrative expenses:
Salaries	228,693	-	-
Depreciation	22,837	-	1,066
Legal and professional	968,640	24,539	22,710
Marketing and Advertising	459,831	59,647	31,334
Insurance	32,395	105	105
Communications	52,402	1,966	2,400
Rent	102,254	1,000	2,000
Inventory impairment	75,968	-	-
Other general and administrative	432,307	18,410	22,406
Total operating expenses	2,375,327	105,667	82,021
(Loss) from operations	(2,393,183)	(105,667)	(82,021)

Other income (expense):
Interest Income	4,617	-	-
Loss on disposition of assets	(12,620)		-
Interest (expense)	(332,908)	(80,702)	(11,392)
(Loss) before taxes	(2,734,094)	(186,369)	(93,413)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (2,734,094)	$ (186,369)	$ (93,413)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		72,372,753	65,888,218

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	Cumulative,
	Inception,
	July 15,	Three months	Three months
	2005 Through	Ended	Ended
	March 31,	March 31,	March 31,
	2013	2013	2012
Cash flows from operating activities:
Net (loss)	$ (2,734,094)	$ (186,3694)	$ (93,413)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	522,724
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	14,553	-	1,066
Amortization of bond discount	77,688	61,340
Loss on sale of assets	12,620
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	-	-	-
Prepaid expenses	-	57,617	-
Deposits	150,000	-	-
Accounts payable and accrued expenses	180,482	4,028	(498)
Net cash flows from operating activities	(1,784,663)	(63,384)	(92,845)
Cash flows from investing activities:
Purchase of fixed assets	(14,553)	-
Website development costs incurred
Net cash flows from investing activities	(14,553)	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	1,102,011	-	74,773
Proceeds/(payments) from notes payable	158,718	(9,944)	(8,760)
Convertible Note Payable	546586	17,835	11,252
Investment in subsidiary	(23,100)	-
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,808,715	(7,891)	77,265
Net cash flows	9,499	(55,493)	(15,580)
Cash and equivalents, beginning of period	-	64,992	109,402
Cash and equivalents, end of period	$ 9,499	$ 9,499	$ 93,822

Supplemental cash flow disclosures:
Cash paid for interest	$ (192,047)	$ -	$ (11,392)
Cash paid for income taxes	-
Shares issued to settle convertible debenture	$ 20,000	$ 20,000

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2013

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

Basis of presentation – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, and cash flows of the Company as of and for the year ended December 31, 2012 and the three months ended March 31, 2013.

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

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2013 and December 31, 2012.

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

March 31, 2013

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

Net loss per share calculation - Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

Recently Issued Accounting Pronouncements - As of and for the periods ended March 31, 2013 and

 December 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

At March 31, 2013, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

March 31, 2013

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

Note 5 – Investment in HITOR Poland LLC

On May 16, 2012, The Company invested $3,000 in HITOR Poland LLC.  The Company owns a 49% interest in the LLC.  The joint venture is a manufacturing plant that will manufacture the HITOR product line and operates in Sanouk, Poland.  On September 13, 2012, the Company invested an additional $20,100 for a total of $23,100 at December 31, 2012.  The balance of this investment at March 31, 2013 was $23,100.

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

March 31, 2013

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

During the first quarter of 2013, the Company issued 6,283,559 share of stock for $58.333 to pay down the convertible debentures in the amount of $58,333.

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

On March 7, 2013, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $32,500.  These notes are convertible into shares of the Company’s common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 45% discount on

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2013

conversion factor.  The Company recorded bond discount of $26,591.

The balance of these convertible debentures at March 31, 2013 was $128000 and the bond discount amount was $56,414.

Note 8 – Notes Payable

The Company has a non-interest bearing note payable with one of its officers and shareholders.  The balance of this note at March 31, 2013 was $153,605 and $151,279 at December 31, 2012.

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

Note 11 – Marketing Contract and Restatement:

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

The following table represents the effects of the restated statements as of March 31, 2012 and June 30, 2012:

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2013

Note 11 – Subsequent Events:

On April 15, 2013, the Company entered into an advance with Asher Financial to receive $32,500.

On April 21, 2013, the Company paid $78,000 on the Asher Convertible Debentures.

On April 22, 2013, the Company issued 291,845 to paydown the Asher notes by $7,286.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Hitor Group is a development stage company with limited operations, limited revenue, limited financial backing and limited assets.  The following plan of operation should be read in conjunction with the March 31, 2013, unaudited financial statements and the related notes elsewhere in this report.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under Business and elsewhere in this report.

As of March 31, 2013, Hitor Group had $9,499 cash on hand.  Development stage net loss for the three months ended March 31, 2013, was $176,034, compared to $93,413 for the three months ended March 31, 2013.  The loss for the quarter ended March 31, 2013, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the Company’s development stage activities, with a nominal amount of sales revenue.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of March 31, 2013 , he concluded that those disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.  Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies  This Quarterly Report on Form 10 Q does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Quarterly Report on Form 10 Q.

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

Hitor, Inc.

Date May 20, 2013

/s/ Ken Martin

Ken Martin, CEO, CAO, Director, President