Form 10-Q/A
period 2013-03-31
HITOR GROUP, INC.
filed 2013-06-04
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q/A

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

This Amendment No. 1 to the Quarterly Report on Form 10Q for Hitor Group, Inc., originally filed May 20, 2013, SEC File No. 000-54581, is being filed solely for the purpose of filing the Interactive Data Files required as Exhibit 101.  No other information has been updated or changed since the original file date.

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

Hitor, Inc.

Date June 3, 2013

/s/ Ken Martin

Ken Martin, CEO, CAO, Director, President