Form 10-Q
period 2013-06-30
HITOR GROUP, INC.
filed 2013-08-19
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2013

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

[ ] Yes

[ X ] No

As of June 30, 2013, there were 75,514,537 issued and outstanding shares of the Company’s common stock.

PART I

Item 1.  Financial Statements.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2013, and the results of its operations for the three and six month periods ended June 30, 2013 and 2012, and its cash flows for the six month periods ended June 30, 2013 and 2012.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the year ended December 31, 2012.  The results of operations for the three and six month periods ended June 30, 2013 and 2012, are not necessarily indicative of operating results for the full year.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Index to Financial Statements

Balance Sheet:
June 30, 2013 and December 31, 2012	F-1

Statements of Operations:
For the three and six months ended June 30, 2013 and 2012	F-2

Statements of Cash Flows:
For the six months ended June 30, 2013 and 2012	F-3

Notes to Financial Statements:
June 30, 2013	F-4

		HITOR GROUP, INC.
		(Formerly NANO-JET, CORP.)
		(A development stage enterprise)
		Balance Sheet

	(unaudited)	(audited)
	June	December 31,
	2013	2012

ASSETS
Current assets:
Cash	$ 3,710	$ 64,992
Prepaid Expenses	37,500	57,617
Inventory	-	-
Total current assets	41,210	122,609

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	5,617	5,617
Leasehold Improvements	-	-
Total Fixed Assets	14,553	14,553
Less Accumulated Depreciation	(14,553)	(14,553)
Net Fixed Assets	-	-

Other Assets
Investment in HITOR Poland LLC	23,100	23,100
Goodwill	-	-
Total Other Assets	23,100	23,100
Total assets	$ 64,310	$ 145,709

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 195,776	$ 176,453
Convertible Notes Payable	475,623	487,019
Deposit	150,000	150,000
Notes payable	138,385	168,662
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	984,284	1,006,634

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	984,284	1,006,634

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
75,514,537 and 69,230,968 shares issued and outstanding	75,807	69,231
Capital in excess of par value	1,783,228	1,617,569
Deficit accumulated during the development stage	(2,779,009)	(2,547,725)
Total stockholders' deficit	(919,974)	(860,925)
Total liabilities and stockholders' deficit	$ 64,310	$ 145,709

The accompanying notes are an integral part of these statements.

					HITOR GROUP, INC.
					(Formerly NANO-JET, CORP.)
					(A development stage enterprise)
					Statements of Operations
					Unaudited
	Cumulative,
	Inception,		Restated		Restated
	July 15,	Three months	Three months	Six months	Six months
	2005 Through	Ended	Ended	Ended	Ended
	March 31,	June 30,	June 30,	June 30,	June 30,
	2013	2013	2012	2013	2012

Sales	$ 81,723	$ 50,000	$ -	$ 50,000	$ -

Cost of Sales	49,579	-			-

Gross Profit	32,144	50,000	-	50,000	-

General and administrative expenses:
Salaries	228,693	-			-
Depreciation	22,837	-	449		1,515
Legal and professional	1,000,209	31,569	19,702	93,608	42,411
Marketing and Advertising	490,475	30,644	86,830	52,791	146,972
Insurance	32,500	105	105	210	210
Communications	54,064	1,662	1,910	3,628	4,309
Rent	105,254	3,000	3,000	4,000	5,000
Inventory impairment	75,968	-	-		-
Other general and administrative	449,698	17,392	25,518	35,801	47,905
Total operating expenses	2,459,698	84,372	137,514	190,038	248,322
(Loss) from operations	(2,427,554)	(34,372)	(137,514)	(140,038)	(248,322)

Other income (expense):
Interest Income	4,617	-	-	-	-
Loss on disposition of assets	(12,620)
Interest (expense)	(343,452)	(10,544)	(17,754)	(91,246)	(29,146)
(Loss) before taxes	(2,779,009)	(44,916)	(155,268)	(231,284)	(277,468)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (2,779,009)	$ (44,916)	$ (155,268)	$ (231,284)	$ (277,468)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		74,767,204	69,231,218	74,767,204	69,231,218

The accompanying notes are an integral part of these statements.

			HITOR GROUP, INC.
			(Formerly NANO-JET, CORP.)
			(A development stage enterprise)
			Statements of Cash Flows
			Unaudited
	Cumulative,
	Inception,		Restated
	July 15,	Six months	Six months
	2005 Through	Ended	Ended
	March 31,	June 30,	June 30,
	2013	2013	2012
Cash flows from operating activities:
Net (loss)	$ (2,779,009)	$ (231,284)	$ (277,468)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	522,724		3,543
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	14,553	-	1,515
Amortization of bond discount	94,353	15,580
Loss on sale of assets	12,620
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	-	-	-
Prepaid expenses	(37,500)	20,117	(230,468)
Deposits	150,000	-	-
Accounts payable and accrued expenses	195,776	19,323	7,712
Net cash flows from operating activities	(1,835,119)	(176,264)	(495,166)
Cash flows from investing activities:
Purchase of fixed assets	(14,553)	-	(3,000)
Website development costs incurred
Net cash flows from investing activities	(14,553)	-	(3,000)
Cash flows from financing activities:
Proceeds from sale of common stock	1,102,011	-	439,433
Proceeds/(payments) from notes payable	138,385	49,982	(23,303)
Convertible Note Payable	611,586	65,000	25,794
Investment in subsidiary	(23,100)	-
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,853,382	114,982	441,924
Net cash flows	3,710	(61,282)	(56,242)
Cash and equivalents, beginning of period	-	64,992	109,402
Cash and equivalents, end of period	$ 3,710	$ 3,710	$ 53,160

Supplemental cash flow disclosures:
Cash paid for interest	$ (212,926)	$ -	$ (17,754)
Cash paid for income taxes	-
Shares issued to settle convertible debenture	$ 27,286	$ 7,286

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2013

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

Basis of presentation – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, and cash flows of the Company as of and for the period ending June 30, 2013 and year ended December 31, 2012.

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

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2013 and December 31, 2012.

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

June 30, 2013

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

Recently Issued Accounting Pronouncements - As of and for the periods ended June 30, 2013 and

 December 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

At June 30, 2013, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

The provision for refundable Federal income tax consists of the following:

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2013

	12/31/2012	12/31/2011
Refundable Federal income tax attributable to:
Current operations	$(227,656)	$(92,188)
Less, Nondeductible expenses	-0-	$-0-
Less, Change in valuation allowance	227,656	92,188
Net refundable amount	-0-	-0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount  is as follows:

	12/31/2012	12/31/2011
Deferred tax asset attributable to:
Net operating loss carryover	$856,027	$628,371
Less, Valuation allowance	(856,027)	$(628,371)
Net deferred tax assets	-0-	-0-

At December 31, 2012, an unused net operating loss carryover approximating $2,547,725 is available to offset future taxable income; it expires beginning in 2018.  Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

Note 5 – Investment in HITOR Poland LLC

On May 16, 2012, The Company invested $3,000 in HITOR Poland LLC.  The Company owns a 49% interest in the LLC.  The joint venture is a manufacturing plant that will manufacture the HITOR product line and operates in Sanouk, Poland.  On September 13, 2012, the Company invested an additional $20,100 for a total of $23,100 at December 31, 2012.  The balance of this investment at June 30, 2013 was $23,100.

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

June 30, 2013

In December 2011, The Company issued 107,673 as part of a convertible debenture.

During the first quarter of 2012, the Company issued 400,000 shares of stock for $40,000 to two individuals and 3,142,750 shares to Turon Capital Partners, Inc. for marketing services to be provided.

During the first quarter of 2013, the Company issued 6,283,559 share of stock for $0.009 to pay down the convertible debentures in the amount of $58,333.

On April 22, 2013, the Company issued 291,845 to pay down the Asher notes by $7,286

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

On March 7, 2013, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $32,500.  These notes are convertible into shares of the Company’s common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $26,591.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2013

On April 15, 2013, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $32,500.  These notes are convertible into shares of the Company’s common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $26,591.

On May 31, 2013, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $32,500.  These notes are convertible into shares of the Company’s common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $26,591.

The balance of these convertible debentures at June 30, 2013 was $154,714 and the bond discount amount was $79,091.

Note 8 – Notes Payable

The Company has a non-interest bearing note payable with one of its officers and shareholders.  The balance of this note at June 30, 2013 was $121,002 and $151,279 at December 31, 2012.

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

The following table represents the effects of the restated statements as of March 31, 2012 and June 30, 2012:

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2013

Note 12 – Subsequent Events:

On August 21, 2013, The Company converted 311,509 shares to pay down the Asher notes by $15,833 in principal and $1,300 in accrued interest.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Hitor Group is a development stage company with limited operations, limited revenue, limited financial backing and limited assets.  The following plan of operation should be read in conjunction with the June 30, 2013, unaudited financial statements and the related notes elsewhere in this report.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under Business and elsewhere in this report.

As June 30, 2013, Hitor Group had $3,710 cash on hand.  Development stage net loss for the three months ended June 30, 2013, was $44,916, compared to $155,268 for the three months ended June 30, 2012.  The loss for the quarter ended June 30, 2013, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the Company’s development stage activities, with a nominal amount of sales revenue.

Business of Hitor Group

Hitor Group (formerly Can/Am Auto sales, Inc., LFG International, Inc. and Nano Jet Corp) (Hitor Group), is a development stage company with limited operations, limited revenue, limited financial backing and limited assets.  The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada.

1. Overview

Hitor Group has the rights to manufacture and distribute a fuel saving device that can be installed on new and existing engines.  Hitor Group will market to the American and International trucking and automobile parts distribution companies, as well as to alternative fuel vehicle distributors. It is not the intent of the Company to market directly to the consumer, but rather through distribution channels in the truck, automobile and motorcycle industry. The Company will educate these groups about the benefits of a Hitor Group fuel saving device as well as our other products, such as fuel atomization efficiency enhancement products for their engines. Hitor Group expects to form licensing arrangements with Original Equipment Manufacturers (OEMs) having high brand recognition in the vehicle marketplace.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of June 30, 2013, he concluded that those disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Specifically, we have noted the following material weaknesses and significant deficiencies in our internal controls over financial reporting and disclosure:  we do not have sufficient segregation of duties in our  day to day operations and have not implemented compensating controls to offset the material weaknesses noted; we have noted material weaknesses with respect to our financial reporting process, most notably our internal audit functions; we have noted material weaknesses with respect to our  corporate governance and control environment, as noted by restatements of our financial statements from September 30, 2010 to

September 30, 2011, because the Company failed to reflect a 1.5 for 1 split of its common stock.  We have restated all financial statements from June 30, 2010 to June 30, 2011.  Additionally, the Company restated its quarterly financial statements as of June 30, 2012 and June 30, 2012, include a consulting agreement previously omitted from these statements.

Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.  Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies  This Quarterly Report on Form 10 Q does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Quarterly Report on Form 10 Q.

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

Hitor, Inc.

Date August 19, 2013

/s/ Ken Martin

Ken Martin, CEO, CAO, Director, President