Form 10-K/A
period 2012-12-31
HITOR GROUP, INC.
filed 2013-09-27
CIK 1224006

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

Explanatory Paragraph

On April 16, 2013, Hitor Group, Inc. (the “Company”) filed its annual report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Filing”) which contained certain typographical errors.  This Amendment No. 1 to the Original Filing is being filed solely to correct the following errors:

1.

Errors have been corrected in the Indepdent Auditor’s Report

2.

Headers for the Statements of Operations and Statements of Cash Flows have been corrected to indicate the status of those statements as Audited.

No material changes have been made to the financial statements or the remainder of the Original Filing.  Therefore, the xbrl exhibits are not being filed herewith.

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

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hitor Group, Inc.

We have audited the accompanying balance sheets of Hitor Group, Inc. (A Development Stage Company) as of December 31, 2012 and December 31, 2011, and the related statements of income, stockholders’ equity and cash flows for the period then ended, and the period July 15, 2005 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitor Group, Inc. (A Development Stage Company) as of December 31, 2012 and December 31, 2011 and the results of its operations and cash flows for the periods then ended and the period July 15, 2005 (inception) to December 31, 2012.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note # 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Audited
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

The following table represents the effects of the restated statements as of March 31, 2012 and June 30, 2012:

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2012

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Incorporated by Reference to Form SB-2 filed March 24, 2003
3.2	Bylaws	Incorporated by reference to Form SB-2 filed March 24, 2003
3.3	Certificate of Amendment filed August 27, 2004	Included
3.3	Certificate of Amendment filed October 19, 2006	Incorporated by reference to Form 8K filed November 3, 2006
3.5	Certificate of Amendment filed December 6, 2007	Incorporated by reference to 5th Amendment to 10K filed December 20, 2011
31	Rule 31a 14(a)/15d 14(a) Certification	Included
32	Section 1350	Included
101.INS	XBRL Instance	Previously Filed
101.SCH	XBRL Taxonomy Extension Schema	Previously Filed
101.CAL	XBRL Taxonomy Extension Calculation	Previously Filed
101.DEF	XBRL Taxonomy Extension Definitions	Previously Filed
101.LAB	XBRL Taxonomy Extension Labels	Previously Filed
101.PRE	XBRL Taxonomy Extension Presentation	Previously Filed

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf  by the undersigned, thereunto duly authorized.

HITOR GROUP. INC.

/s/ Ken Martin

Ken Martin

Chief Executive Officer, Director

Dated September 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ken Martin

Ken Martin

Chief Executive Officer,

Chief Accounting Officer,

Director

Dated:  September 27, 2013

/s/ Richard Harris

Richard Harris

President

Director

Dated:  September 27, 2013

/s/ Harald Hartz

Harald Hartz

Director

Date:  September 27,2013

Lin Xiao

Director

Date: