Form 10-K/A
period 2012-12-31
HITOR GROUP, INC.
filed 2013-10-24
CIK 1224006

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

Explanatory Paragraph

On April 16, 2013, Hitor Group, Inc. (the “Company”) filed its annual report on Form 10-K for the fiscal year ended December 31, 2012, (the “Original Filing”) which contained certain typographical errors.  Amendment No. 1 to the Original Filing was on September 27, 2013, filed solely to correct those errors.  This Amendment No. 2 is being filed solely to respond to a request from the SEC to provide additional information in our notes to the financial statements.  That information has been included in Note 5.

No material changes have been made to the financial statements or the remainder of the Original Filing.  XBRL exhibits have been refiled with this amendment to reflect the change in Note 5.

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

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hitor Group, Inc.

We have audited the accompanying balance sheets of Hitor Group, Inc. (A Development Stage Company) as of December 31, 2012 and December 31, 2011, and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended, and the period July 15, 2005 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitor Group, Inc. (A Development Stage Company) as of December 31, 2012 and December 31, 2011 and the results of its operations and cash flows for the periods then ended and the period July 15, 2005 (inception) to December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

Note 5 – Investment in HITOR Poland LLC

On May 16, 2012, The Company invested $3,000 in HITOR Poland LLC.  The Company owns a 49% interest in the LLC.  The joint venture is a manufacturing plant that will manufacture the HITOR product line and operates in Sanouk, Poland.  On September 13, 2012, the Company invested an additional $20,100 for a total of $23,100 at December 31, 2012. As a result of the significant influence and control exercised over the investee, HITOR Poland LLC, the accounting policy has been determined to be the equity method. Accordingly, the investment is recorded at cost and there have been no earnings or expenses from Hitor Poland to recognize.

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

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2012

The following table represents the effects of the restated statements as of March 31, 2012 and June 30, 2012:

	Restated	Original	Restated	Original
	03/31/12	03/31/12	06/30/12	06/30/12
Prepaid Expenses	316,894	0	230,468	0
Common Stock	69,231	66,088	69,231	91,088
Capital In Excess of Par Value	1,580,296	1,237,736	1,602,796	1,237,736
Retained Deficit	(1,848,149	(1,941,562)	(1,848,149)	(1,998,588)
(Loss)/Income	(122,201)	(93,413)	(277,468)	(150,439)

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Incorporated by Reference to Form SB-2 filed March 24, 2003
3.2	Bylaws	Incorporated by reference to Form SB-2 filed March 24, 2003
3.3	Certificate of Amendment filed August 27, 2004	Included
3.3	Certificate of Amendment filed October 19, 2006	Incorporated by reference to Form 8K filed November 3, 2006
3.5	Certificate of Amendment filed December 6, 2007	Incorporated by reference to 5th Amendment to 10K filed December 20, 2011
31	Rule 31a 14(a)/15d 14(a) Certification	Included
32	Section 1350	Included
101.INS	XBRL Instance	Included
101.SCH	XBRL Taxonomy Extension Schema	Included
101.CAL	XBRL Taxonomy Extension Calculation	Included
101.DEF	XBRL Taxonomy Extension Definitions	Included
101.LAB	XBRL Taxonomy Extension Labels	Included
101.PRE	XBRL Taxonomy Extension Presentation	Included

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HITOR GROUP. INC.

Ken Martin

Chief Executive Officer, Director

Dated October 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ken Martin

Chief Executive Officer,

Chief Accounting Officer,

Director

Dated:  October 24, 2013

Richard Harris

President

Director

Dated:  October 24, 2013

/s/ Harald Hartz

Harald Hartz

Director

Date:  October 24, 2013