Form 10-K
period 2013-12-31
HITOR GROUP, INC.
filed 2014-04-15
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K

Annual Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended:

December 31, 2013

Commission File No.  333-103986

HITOR GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	98 0384073
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6513 132nd Ave NE #376

Kirkland, WA 98033

(Address of principal executive offices)

Registrants telephone number:  (206 229 4188)

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

As of April 15, 2014, there were 83,865,862 shares of registrant’s common stock issued and outstanding, of which 61,065,862 shares were held by non affiliates.  As of June 28, 2013, the average of the high and low offering price of the company’s common stock was $0.0315.  The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2013, was $1,923,574.60.

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

Table of Contents

PART I

4

Item 1.

Business

4

Item 1A.  Risk Factors

4

Item 1B.  Unresolved Staff Comments

4

Item 2.

Properties

5

Item 3.

Legal Proceedings

5

Item 4.

Mine Safety Disclosures

5

PART II

6

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.  6

Item 6.  Selected Financial Data

6

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

7

Item 8.  Financial Statements and Supplementary Data

8

Item 9.Controls and Procedures.

11

Item 9B.Other Information.

12

PART III

12

Item 10.  Directors, Executive Officers and Corporate Governance

12

Item 11.  Executive Compensation.

13

Item 12. Security Ownership of Certain Beneficial Owners and Management.

13

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

14

Item 14.  Principal Accountant Fees and Services

14

PART IV

15

Item 15.  Exhibits, Financial Statement Schedules

15

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

Business of Hitor Group

Hitor Group, Inc. is an environmental technology accelerator focusing on technologies dealing with alternative energy, water reclamation, quality low cost housing and waste containment. Our products include environmentally friendly construction with focus on developing countries, alternative energy solutions (wind and kinetic), superior wood substitute made from recycled tires, water and waste solutions, cold spray ceramic solutions, and the Nano-Jet fuel optimizer. www.hitorgroup.com

Yes Marketing and Sales Plan

The Company’s  intention is to build factories in developing countries and manufacture its products. Over the last twelve moths Hitor executives have formed alliances and JV’s with various companies whose selected products have been shown to be the products of choice for Hitors Marketing Group.  Hitor executives have traveled to Europe, Canada and South America and are in the process of negotiating and financing factories in Poland, Ft McMurry, and Lynden Washington. Hitor has agreements in place with New Future, Garcia 3D Construction for building. Nano Innovate for Nano fuel jet technology and tire recycling. Aquaengineering for the water and waste application. Ceramguard,  Alphagen and Keramikos for the cold spray ceramic and Eolab to make and private label for Hitor large wind turbines

 Employees

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

Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Stock.

The Company’s common stock is currently traded on the Over The Counter Bulletin Board under symbol HITR.

Following is a table showing the high and low price of the stock for each quarter in the past two years.

Quarter Ended	High	Low
December 31, 2013	$0.04	$0.01
September 30, 2012	$0.04	$0.02
June 30, 2013	$0.10	$0.03
March 31, 2013	$0.14	$0.08
December 31, 2012	$0.16	$0.048
September 30, 2012	$0.08	$0.021
June 30, 2012	$0.12	$0.05
March 31, 2012	$0.24	$0.061
December 31, 2011	$0.63	$0.03
September 30, 2011	$0.24	$0.17
June 30, 2011	$0.24	$0.24
March 31, 2011	$0.25	$0.24

Holders.

As of December 31, 2013, Hitor Group had approximately fifty-five (55) shareholders of record of its common stock.

Stock Option Grants

To date, Hitor Group has not granted any stock options.

Registration Rights

Hitor Group has not granted registration rights to the selling shareholders or to any other persons.

Dividends.

As of December 31, 2013, Hitor Group had not paid any dividends to its shareholders.  There are no restrictions which would limit the ability of Hitor Group to pay dividends on common equity or that are likely to do so in the future.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Hitor Group (formerly Can/Am Auto sales, Inc., LFG International, Inc. and Nano Jet Corp) (Hitor Group), is a development stage company with limited operations, limited revenue, limited financial backing and limited assets.  The original plan was to market used cars through the internet and auto trade magazines to individuals in the U.S. and Canada. The following plan of operation should be read in conjunction with the December 31, 2013, audited financial statements and the related notes elsewhere in this report. This discussion contains forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under Business and elsewhere in this report. As of December 31, 2013, Hitor Group had $14,529 cash on hand.  Development stage net loss for the year ended December 31, 2013, was $444,755 compared to $699,576 for the year ended December 31, 2012. The loss for the year ended December 31, 2013, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the Company’s development stage activities, with a nominal amount of sales revenue.

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

Because we have a working capital deficit, have generated minimal revenues, and have incurred losses from operations since inception, in their report on our audited financial statements for the year ended December 31, 2013, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Item 8.  Financial Statements and Supplementary Data

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Table of Contents

Balance Sheets:
December 31, 2013 and 2012	F-1

Statements of Operations:
For the year ended December 31, 2013 and 2012	F-2

Statements of Cash Flows:
For the year ended December 31, 2013 and 2012	F-3

Statement of Stockholders' Deficit:
December 31, 2013	F-4

Notes to Financial Statements:
December 31, 2013	F-5 to F-10

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheets

	(audited)	(audited)
	December 31,	December 31,
	2013	2012

ASSETS
Current assets:
Cash	$ 14,529	$ 64,992
Prepaid Expenses	-	57,617
Inventory	-	-
Total current assets	14,529	122,609

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	5,617	5,617
Leasehold Improvements	-	-
Total Fixed Assets	14,553	14,553
Less Accumulated Depreciation	(14,553)	(14,553)
Net Fixed Assets	-	-

Other Assets
Investment in HITOR Poland LLC	-	23,100
Goodwill	-	-
Total Other Assets	-	23,100
Total assets	$ 14,529	$ 145,709

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 208,474	$ 176,453
Convertible Notes Payable	524,500	487,019
Deposit	150,000	150,000
Notes payable	162,903	168,662
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	1,070,377	1,006,634

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	1,070,377	1,006,634

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
81,505,862 and 69,230,968 shares issued and outstanding	81,506	69,231
Capital in excess of par value	1,855,126	1,617,569
Deficit accumulated during the development stage	(2,992,480)	(2,547,725)
Total stockholders' deficit	(1,055,848)	(860,925)
Total liabilities and stockholders' deficit	$ 14,529	$ 145,709

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
	Cumulative,
	Inception,
	July 15,
	2005 Through	Year ended	Year ended
	December 31,	December 31,	December 31,
	2013	2013	2012

Sales	$ 81,723	$ 50,000	$ -

Cost of Sales	49,579		-

Gross Profit	32,144	50,000	-

General and administrative expenses:
Salaries	228,693		-
Depreciation	22,837		1,515
Legal and professional	1,118,872	174,771	270,110
Marketing and Advertising	456,061	55,877	124,627
Insurance	32,710	420	460
Communications	56,787	6,351	8,175
Rent	106,254	5,000	9,000
Inventory impairment	75,968		75,968
Other general and administrative	469,029	55,132	118,549
Total operating expenses	2,567,211	297,551	608,404
(Loss) from operations	(2,535,067)	(247,551)	(608,404)

Other income (expense):
Interest Income	4,617	-	-
Loss on disposition of assets	(35,720)	(23,100)
Interest (expense)	(426,310)	(174,104)	(91,172)
(Loss) before taxes	(2,992,480)	(444,755)	(699,576)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (2,992,480)	$ (444,755)	$ (699,576)

Basic earnings (loss) per common share		$ (0.01)	$ (0.01)

Weighted average number of shares outstanding		72,368,415	69,230,688

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, July 15, 2005 through December 31, 2005:
Balances, December 31, 2005	81,005,000	$ 81,005	$ -	$ (135,692)	$ (54,687)

Effects of Reverse Merger with LFG
September 30, 2006	(40,435,500)	(40,435)	31,799		(8,636)

Net (loss)				(84,628)	(84,628)
Balances, December 31, 2006	40,569,500	40,570	31,799	(220,320)	(147,951)

Conversion of subordinated debt
June 19, 2007	1,000,000	1,000	699,000		700,000

Issuance for services rendered
July 14, 2007	100,000	100	99,900		100,000

Net (loss)				(736,061)	(736,061)

Balances, December 31, 2007	41,669,500	41,670	830,699	(956,381)	(84,012)

Common Stock Issued cash
March 31, 2008	15,000	15	14,985		15,000

Net (loss)				(343,341)	(343,341)

Balances, December 31, 2008	41,684,500	41,685	845,684	(1,299,722)	(412,353)

Net (loss)				(145,430)	(145,430)

Balances, December 31, 2009	41,684,500	41,685	845,684	(1,445,152)	(557,783)

Common Stock Issued for Cash
February 26, 2010	20,000	20	19,980		20,000

April 2010 1:1.5 Stock Split	20,875,500	20,875	(20,875)		-

December 22, 2010	275,000	275	54,725		55,000

Net (loss)				(131,857)	(131,857)

Balances, December 31, 2010	62,855,000	62,855	899,514	(1,577,009)	(614,640)

Common Stock Issued	2,833,218	2,833	263,849		266,682

Net (loss)				(271,140)	(271,140)

Balances, December 31, 2011	65,688,218	65,688	1,163,363	(1,848,149)	(619,098)

Common Stock Issued	3,542,750	3,543	382,160		385,703

Intrisic Bond Discount			72,046		72,046

Net (loss)				(699,576)	(699,576)

Balances, December 31, 2012	69,230,968	69,231	1,617,569	(2,547,725)	(860,925)

Common Stock Issued	12,274,894	12,275	135,693		147,968

Intrisic Bond Discount			101,864		101,864

Net (loss)				(444,755)	(444,755)

Balances, December 31, 2013	81,505,862	$ 81,506	$ 1,855,126	$ (2,992,480)	$ (1,055,848)

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	Cumulative,
	Inception,
	July 15,
	2005 Through	Year ended	Year ended
	December 31,	December 31,	December 31,
	2013	2013	2012
Cash flows from operating activities:
Net (loss)	$ (2,992,480)	$ (444,755)	$ (699,576)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	522,724		345,702
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	14,553	-	-
Amortization of bond discount	202,616	144,535	58,081
Loss on sale of assets	12,620
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	-	-	75,968
Prepaid expenses	-	57,617	(57,617)
Deposits	150,000	-
Accounts payable and accrued expenses	208,474	32,021	26,240
Net cash flows from operating activities	(1,890,129)	(210,582)	(251,202)
Cash flows from investing activities:
Purchase of fixed assets	(14,553)	-	-
Website development costs incurred
Net cash flows from investing activities	(14,553)	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	1,169,827	67,816	40,000
Proceeds/(payments) from notes payable	200,384	31,722	87,392
Convertible Note Payable	524,500	37,481	102,500
Investment in subsidiary	-	23,100	(23,100)
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,919,211	160,119	206,792
Net cash flows	14,529	(50,463)	(44,410)
Cash and equivalents, beginning of period	-	64,992	109,402
Cash and equivalents, end of period	$ 14,529	$ 14,529	$ 64,992

Supplemental cash flow disclosures:
Cash paid for interest	$ (295,784)	$ -	$ -
Cash paid for income taxes	-
Shares issued to settle convertible debenture	$ 123,271	$ 80,152

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2013

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

Basis of presentation – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, and cash flows of the Company for the period ending December 31, 2013 and 2012.

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

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2013 and 2012.

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

December 31, 2013

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

Recently Issued Accounting Pronouncements - For the periods ended December 31, 2013 and 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

At December 31, 2013, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2013

The provision for refundable Federal income tax consists of the following:

12/31/2013

12/31/2012

Refundable Federal income tax attributable to:

Current operations

  $(151,217)

 $(227,656)

Less, Nondeductible expenses

         -0-

        -0-

-Less, Change in valuation allowance

     151,217

     227,656

 Net refundable amount

         -0-                    -0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount  is as follows:

 12/31/2013

   12/31/12

Deferred tax asset attributable to:

 Net operating loss carryover

   $1,007,243

  $ 856,027

Less, Valuation allowance

   (1,007,243)

  (856,027)

 Net deferred tax asset

        -0-                      -0-

At December 31, 2013, an unused net operating loss carryover approximating $2,992,480 is available to offset future taxable income; it expires beginning in 2018.  Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

Note 5 – Investment in HITOR Poland LLC

On May 16, 2012, The Company invested $3,000 in HITOR Poland LLC.  The Company owns a 49% interest in the LLC.  The joint venture is a manufacturing plant that will manufacture the HITOR product line and operates in Sanouk, Poland.  On September 13, 2012, the Company invested an additional $20,100 for a total of $23,100 at December 31, 2012. As a result of the significant influence and control exercised over the investee, HITOR Poland LLC, the accounting policy has been determined to be the equity method. Accordingly, the investment is recorded at cost and there have been no earnings or expenses from Hitor Poland to recognize. During the fourth quarter of 2013, the Company decided to terminate all operations in Poland.  The Company recognized a loss on abandonment of $23,100.

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

December 31, 2013

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

During the fourth quarter of 2013, the Company issued 5,387,981 shares of stock for $39,200 cash.

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

December 31, 2013

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

On November 11, 2013, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $12,500.  These notes are convertible into shares of the Company’s common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $10,227.

The balance of these convertible debentures at December 31, 2013 was $140,682 and the bond discount amount was $16,182.

Note 8 – Notes Payable

The Company has a non-interest bearing note payable with one of its officers and shareholders.  The balance of this note at December 31, 2013 was $33,903 and $151,279 at December 31, 2012.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

December 31, 2013

The Company also has notes payable $129,000.  These notes carry an interest rate of 8% and a one year maturity rate.  The balance of these notes at December 31, 2013 was $129,000.

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

Note 12 – Subsequent Events:

Management has reviewed events between December 31, 2013 and the date the financials were issued, April 14, 2014, and aside from the event disclosed below there were no significant events identified for disclosure.

On February 20, 2014, the Company issued 2,360,000 shares to reduce their convertible note payable by $10,500.

Item 9.Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a 15(e) and 15d 15(e)), have concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

(b) Managements Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a 15(f) under the Exchange Act.  Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In connection with the preparation of this Annual Report on Form 10 K for the year ended December 31, 2013, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures were not effective as of December 31, 2013.  There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  This Annual Report on Form 10 K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Annual Report on Form 10 K.

(c) Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.  Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies  This Annual Report on Form 10 K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Annual Report on Form 10 K.

Item 9B.Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is the name and age of each individual who was a director or executive officer of Hitor Group as of December 31, 2013, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Directors:

Name of Director	Age	Date of Appointment
Ken Martin		10/13/2006

Harald Hartz		10/13/2006

Richard Harris		08/14/2012

Name of Officer	Office	Date of Appointment
Ken Martin	Chief Executive Officer	10/13/2006

Richard harris	President	08/14/2012

All directors serve for a period of one year, or until a successor is duly elected at the next annual shareholders meeting.

Ken Martin is a Director and Chief Executive Officer of Hitor Group, Inc., a Nevada Corporation.  Mr. Martin, founder of International Telcom Solutions, Inc. (ITS).  Through a vast global network Mr. Martin negotiates government level contracts for VOIP (Voice over the Internet Protocol).  To date he has initialized contracts for Russia, Germany, Poland, Ukraine, Italy and Malta.  Negotiations have included Thailand, Viet Nam, Lebanon, Turkey, Jordan, France, Cyprus, China, Pakistan and former Russian States.  He has negotiated multi-million dollar contracts with governments and major companies.  Through his long term contacts in the oil and gas industries he has been able to focus on the Hitor Group (Nano Jet Corp) products since 2004 and through the aforementioned countries Hitor Group has worldwide marketing potential.

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

Code of Ethics

The Company has not adopted a Code of Ethics as of the year ended December 31, 2013.

Corporate Governance

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.  The Company does not currently have an audit committee.

Item 11.  Executive Compensation.

The Company’s directors have not and currently do not receive any compensation from the Company for their service as corporate directors.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compe nsation ($)	Total ($)
Ken Martin, CEO	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Richard Harris, President	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended December 31, 2013.  Except as noted above, there has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2013.

Stock Option Grants

The Company did not grant any stock options to the executive officers during the most recent fiscal period ended December 31, 2013.  The Company has also not granted any stock options to the executive officers since incorporation, November 4, 2002.

Director Compensation

The Directors of the Company do not receive compensation at this time, but are paid consulting fees for specific services as incurred.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the Company’s officers, directors, and persons who own more than five percent of the Company’s common stock as of the date of this filing.  Under relevant provisions of the Securities and Exchange Act of 1934 (the Exchange Act), a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock of 81,505,862 as of the date of this filing.  The table is based upon information provided by our directors and executive officers.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Ken Martin, CEO, Director 13221 Redmond Way, Redmond, WA 98052	Common	15,300,000	18.8%

Harald Hartz, Director 22299 Hamburg, Sierichstrasse 129a, Telefon 004049345611, Germany	Common	3,750,000	4.6%

6513 132nd Ave. NE, #376 Kirkland, WA 98033	Common	0	0%

Officers and Directors as a Group (3)	Common	19,050,000	23.4%

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

2013

$

2012:

$

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2013:

$ 0

2012:

$ 0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2013:

$0

Nature of Services:

2012:

$ 0

Nature of Services

All Other Fees:

2013:

$ 0

2012:

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

Chief Executive Officer, Director

Dated April 4, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 __________________________________

Ken Martin

Chief Executive Officer,

Chief Accounting Officer,

Director

Dated:  April 14, 2014

Richard Harris

President, Director

Date:  April14, 2014

Harald Hartz

Director

Date:  April ___, 2014