Form 10-Q
period 2014-03-31
HITOR GROUP, INC.
filed 2014-05-20
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2014

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

[ ] Yes

[ X ] No

As of March 31, 2014, there were 83,865,862 issued and outstanding shares of the Company’s common stock.

PART I

Item 1.  Financial Statements.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2014, and the results of its operations for the three month period ended March 31, 2014 and 2013, and its cash flows for the three month periods ended March 31, 2014 and 2013.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the year ended December 31, 2013.  The results of operations for the three month period ended March 31, 2014 and 2013, are not necessarily indicative of operating results for the full year.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Table of Contents

Balance Sheets:
March 31, 2014 and December 31, 2013	F-1

Statements of Operations:
For the three months ended March 31, 2014 and 2013 and
cummulative inception July 15, 2005 through March 31, 2014	F-2

Statements of Cash Flows:
For the three months ended March 31, 2014 and 2013	F-3

Notes to Financial Statements:
March 31, 2014	F-5 to F-10

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheets

	(Unaudited)	(audited)
	March 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash	$ 7,089	$ 14,529
Prepaid Expenses	-	-
Inventory	-	-
Total current assets	7,089	14,529

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	5,617	5,617
Leasehold Improvements	-	-
Total Fixed Assets	14,553	14,553
Less Accumulated Depreciation	(14,553)	(14,553)
Net Fixed Assets	-	-

Other Assets
Investment in HITOR Poland LLC	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 7,089	$ 14,529

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 222,655	$ 208,474
Convertible Notes Payable	528,863	524,500
Deposit	150,000	150,000
Notes payable	163,661	162,903
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	1,089,679	1,070,377

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	1,089,679	1,070,377

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
83,865,862 and 81,505,862 shares issued and outstanding	83,866	81,506
Capital in excess of par value	1,863,266	1,855,126
Deficit accumulated during the development stage	(3,029,722)	(2,992,480)
Total stockholders' deficit	(1,082,590)	(1,055,848)
Total liabilities and stockholders' deficit	$ 7,089	$ 14,529

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
	Cumulative,
	Inception,
	July 15,	Three months	Three months
	2005 Through	ended	ended
	March 31,	March 31,	March 31,
	2014	2014	2013

Sales	$ 81,723	$ -	$ -

Cost of Sales	49,579		-

Gross Profit	32,144	-	-

General and administrative expenses:
Salaries	228,693		-
Depreciation	22,837		-
Legal and professional	1,123,545	4,673	24,539
Marketing and Advertising	456,241	180	59,647
Insurance	32,815	105	105
Communications	57,690	903	1,966
Rent	107,449	1,195	1,000
Inventory impairment	75,968		-
Other general and administrative	474,120	5,091	18,410
Total operating expenses	2,579,358	12,147	105,667
(Loss) from operations	(2,547,214)	(12,147)	(105,667)

Other income (expense):
Interest Income	4,617	-	-
Loss on disposition of assets	(35,720)	-
Interest (expense)	(451,405)	(25,095)	(80,702)
(Loss) before taxes	(3,029,722)	(37,242)	(186,369)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$ (3,029,722)	$ (37,242)	$ (186,369)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		72,368,415	72,372,753

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC. (Formerly NANO-JET, CORP.) (A development stage enterprise) Statements of Cash Flows Unaudited
	Cumulative,
	Inception,
	July 15,	Three months	Three months
	2005 Through	ended	ended
	March 31,	March 31,	March 31,
	2014	2014	2013
Cash flows from operating activities:
Net (loss)	$ (3,029,722)	$ (37,242)	$ (186,369)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	522,724		-
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	14,553	-	-
Stock issued for interest	10,500	10,500
Amortization of bond discount	206,979	4,363	61,340
Loss on sale of assets	35,720
Change in current assets and liabilities:
Prepaid expenses	-	-	57,617
Deposits	150,000	-
Accounts payable and accrued expenses	222,655	14,181	4,028
Net cash flows from operating activities	(1,875,227)	(8,198)	(63,384)
Cash flows from investing activities:
Purchase of fixed assets	(14,553)	-	-
Website development costs incurred
Net cash flows from investing activities	(14,553)	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	1,169,827	-	-
Proceeds/(payments) from notes payable	201,142	758	(9,944)
Convertible Note Payable	524,500	-	17,835
Investment in subsidiary	-	-	-
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,919,969	758	7,891
Net cash flows	30,189	(7,440)	(55,493)
Cash and equivalents, beginning of period	-	14,529	64,992
Cash and equivalents, end of period	$ 30,189	$ 7,089	$ 9,499

Supplemental cash flow disclosures:
Cash paid for interest	$ (320,879)	$ -	$ -
Cash paid for income taxes	-
Shares issued to settle convertible debenture	$ 123,271	$ 10,500	$ 20,000

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

Mach 31, 2014

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

Basis of presentation – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, and cash flows of the Company for the period ending March 31, 2014 and December 31, 2013.

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

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2014 and December 31, 2013.

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

Mach 31, 2014

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

Recently Issued Accounting Pronouncements - For the periods ended March 31, 2014 and December 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

At March 31, 2014, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

Mach 31, 2014

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

Mach 31, 2014

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

On February 20, 2014, the Company issued 2,360,000 to reduce their convertible notes by $10,500.

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

Mach 31, 2014

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

Mach 31, 2014

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

The balance of these convertible debentures at March 31, 2014 and December 31, 2013 was $134,727 and $140,682, respectively.  The balance of the bond discount amount was $5,864 at March 31, 2014 and $16,182 December 31, 2013.

Note 8 – Notes Payable

The Company has a non-interest bearing note payable with one of its officers and shareholders.  The balance of this note at March 31, 2014 was $34,661 and $33,903 at December 31, 2013.

The Company also has notes payable $129,000.  These notes carry an interest rate of 8% and a one year maturity rate.  The balance of these notes at March 31, 2014 and December 31, 2013 was $129,000.

Note 9 – Subsequent Events:

Management has reviewed events between March 31, 2014 and the date the financials were issued, May 19, 2014, and there were no significant events identified for disclosure.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Hitor Group is a development stage company with limited operations, limited revenue, limited financial backing and limited assets.  The following plan of operation should be read in conjunction with the March 31, 2014, unaudited financial statements and the related notes elsewhere in this report.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under Business and elsewhere in this report.

As March 31, 2014, Hitor Group had $7,089 cash on hand.  Development stage net loss for the three months ended March 31, 2014, was $37,242 compared to $186,369 for the three months ended March 31, 2013.  The loss for the quarter ended March31, 2014, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the Company’s development stage activities, with a nominal amount of sales revenue.

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

Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.  Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies  This Quarterly Report on Form 10 Q does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Quarterly Report on Form 10 Q.

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

Hitor, Inc.

Date May 19, 2014

/s/ Ken Martin

Ken Martin, CEO, CAO, Director, President