Form 10-K/A
period 2013-12-31
HITOR GROUP, INC.
filed 2014-05-21
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10K Amendment No.1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes[  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on tis corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X]  Yes   [  ]  No

Indicate by check if disclosure of delinquent filers in response to Item 405 or Regulation SK (229.405 of this chapter) is not contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, or a smaller reporting company.  See the definitions of the large accelerated filer accelerate filer, and smaller reporting company in Rule 12b 2 of the Exchange Act.
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

As of April 15, 2014, there were 83,865,862 shares of registrant's common stock issued and outstanding, of which 61,065,862 shares were held by non affiliates.  As of June 28, 2013, the average of the high and low offering price of the company's common stock was $0.0315.  The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2013, was $1,923,574.60.

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

Explanatory Paragraph

Hitor Group, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to the Company's Annual Report on Form 10-K for the period ended December 31, 2013 (the "Form 10-K"), filed with the Securities and Exchange Commission on April 15, 2014 (the "Original Filing Date"), for the sole purpose of furnishing the report of the independent registered accounting firm that conducted the audit of the Company's December 31, 2013 financial statements. The original filing inadvertently omitted the report of the independent registered accounting firm.

Except as described above, the Amendment does not amend, update or change the financial statements of the Company or any other items or disclosures contained in the original 10-K and does not otherwise reflect events occurring after the original filing date of the Original 10-K. Accordingly, the Amendment should be read in connection with the Company's filings with the SEC subsequent to the filing of the Amendment.

Table of Contents
PART I
4
Item 1.
Business
4
Item 1A.  Risk Factors
4
Item 1B.  Unresolved Staff Comments
4
Item 2.
Properties
5
Item 3.
Legal Proceedings
5
Item 4.
Mine Safety Disclosures
5
PART II
6
Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.  6
Item 6.  Selected Financial Data
6
Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operation
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

The Company's  intention is to build factories in developing countries and manufacture its products. Over the last twelve moths Hitor executives have formed alliances and JV's with various companies whose selected products have been shown to be the products of choice for Hitors Marketing Group.  Hitor executives have traveled to Europe, Canada and South America and are in the process of negotiating and financing factories in Poland, Ft McMurry, and Lynden Washington. Hitor has agreements in place with New Future, Garcia 3D Construction for building. Nano Innovate for Nano fuel jet technology and tire recycling. Aquaengineering for the water and waste application. Ceramguard,  Alphagen and Keramikos for the cold spray ceramic and Eolab to make and private label for Hitor large wind turbines
 Employees

Other than Hitor's Directors and Executive Officer, who are currently donating their time to the development of the company, there are no employees of Hitor Group.

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

None.

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Stock.

The Company's common stock is currently traded on the Over The Counter Bulletin Board under symbol HITR.

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

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Item 8.  Financial Statements and Supplementary Data

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Balance Sheets:
December 31, 2013 and 2012	F-2

Statements of Operations:
For the year ended December 31, 2013 and 2012	F-3

Statements of Cash Flows:
For the year ended December 31, 2013 and 2012	F-4

Statement of Stockholders' Deficit:
December 31, 2013	F-5

Notes to Financial Statements:
December 31, 2013	F-6 to F-11

HARRIS & GILLESPIE CPA'S, PLLC
CERTIFIED PUBLIC ACCOUNTANT'S
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Hitor Group, Inc.

We have audited the accompanying balance sheets of Hitor Group, Inc. (A Development Stage Company) as of December 31, 2013 and December 31, 2012, and the related statements of operations, stockholders' deficit and cash flows for the periods then ended, and the period July 15, 2005 (inception) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitor Group, Inc. (A Development Stage Company) as of December 31, 2013 and December 31, 2012 and the results of its operations and cash flows for the periods then ended and the period July 15, 2005 (inception) to December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note #2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HARRIS & GILLESPIE CPA'S, PLLC

Seattle, Washington
April 14, 2013

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheets

	(audited)	(audited)
	December 31,	December 31,
	2013	2012

ASSETS
Current assets:
Cash	$14,529	$64,992
Prepaid Expenses	-	57,617
Inventory	-	-
Total current assets	14,529	122,609

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	5,617	5,617
Leasehold Improvements	-	-
Total Fixed Assets	14,553	14,553
Less Accumulated Depreciation	(14,553)	(14,553)
Net Fixed Assets	-	-

Other Assets
Investment in HITOR Poland LLC	-	23,100
Goodwill	-	-
Total Other Assets	-	23,100
Total assets	$14,529	$145,709

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$208,474	$176,453
Convertible Notes Payable	524,500	487,019
Deposit	150,000	150,000
Notes payable	162,903	168,662
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	1,070,377	1,006,634

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	1,070,377	1,006,634

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
81,505,862 and 69,230,968 shares issued and outstanding	81,506	69,231
Capital in excess of par value	1,855,126	1,617,569
Deficit accumulated during the development stage	(2,992,480)	(2,547,725)
Total stockholders' deficit	(1,055,848)	(860,925)
Total liabilities and stockholders' deficit	$14,529	$145,709

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
	Cumulative,
	Inception,
	July 15,
	2005 Through	Year ended	Year ended
	December 31,	December 31,	December 31,
	2013	2013	2012

Sales	$81,723	$50,000	$-

Cost of Sales	49,579		-

Gross Profit	32,144	50,000	-

General and administrative expenses:
Salaries	228,693		-
Depreciation	22,837		1,515
Legal and professional	1,118,872	174,771	270,110
Marketing and Advertising	456,061	55,877	124,627
Insurance	32,710	420	460
Communications	56,787	6,351	8,175
Rent	106,254	5,000	9,000
Inventory impairment	75,968		75,968
Other general and administrative	469,029	55,132	118,549
Total operating expenses	2,567,211	297,551	608,404
(Loss) from operations	(2,535,067)	(247,551)	(608,404)

Other income (expense):
Interest Income	4,617	-	-
Loss on disposition of assets	(35,720)	(23,100)
Interest (expense)	(426,310)	(174,104)	(91,172)
(Loss) before taxes	(2,992,480)	(444,755)	(699,576)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$(2,992,480)	$(444,755)	$(699,576)

Basic earnings (loss) per common share		$(0.01)	$(0.01)

Weighted average number of shares outstanding		72,368,415	69,230,688

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, July 15, 2005 through December 31, 2005:
Balances, December 31, 2005	81,005,000	$81,005	$-	$(135,692)	$(54,687)

Effects of Reverse Merger with LFG
September 30, 2006	(40,435,500)	(40,435)	31,799		(8,636)

Net (loss)				(84,628)	(84,628)
Balances, December 31, 2006	40,569,500	40,570	31,799	(220,320)	(147,951)

Conversion of subordinated debt
June 19, 2007	1,000,000	1,000	699,000		700,000

Issuance for services rendered
July 14, 2007	100,000	100	99,900		100,000

Net (loss)				(736,061)	(736,061)

Balances, December 31, 2007	41,669,500	41,670	830,699	(956,381)	(84,012)

Common Stock Issued cash
March 31, 2008	15,000	15	14,985		15,000

Net (loss)				(343,341)	(343,341)

Balances, December 31, 2008	41,684,500	41,685	845,684	(1,299,722)	(412,353)

Net (loss)				(145,430)	(145,430)

Balances, December 31, 2009	41,684,500	41,685	845,684	(1,445,152)	(557,783)

Common Stock Issued for Cash
February 26, 2010	20,000	20	19,980		20,000

April 2010 1:1.5 Stock Split	20,875,500	20,875	(20,875)		-

December 22, 2010	275,000	275	54,725		55,000

Net (loss)				(131,857)	(131,857)

Balances, December 31, 2010	62,855,000	62,855	899,514	(1,577,009)	(614,640)

Common Stock Issued	2,833,218	2,833	263,849		266,682

Net (loss)				(271,140)	(271,140)

Balances, December 31, 2011	65,688,218	65,688	1,163,363	(1,848,149)	(619,098)

Common Stock Issued	3,542,750	3,543	382,160		385,703

Intrisic Bond Discount			72,046		72,046

Net (loss)				(699,576)	(699,576)

Balances, December 31, 2012	69,230,968	69,231	1,617,569	(2,547,725)	(860,925)

Common Stock Issued	12,274,894	12,275	135,693		147,968

Intrisic Bond Discount			101,864		101,864

Net (loss)				(444,755)	(444,755)

Balances, December 31, 2013	81,505,862	$81,506	$1,855,126	$(2,992,480)	$(1,055,848)

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	Cumulative,
	Inception,
	July 15,
	2005 Through	Year ended	Year ended
	December 31,	December 31,	December 31,
	2013	2013	2012
Cash flows from operating activities:
Net (loss)	$(2,992,480)	$(444,755)	$(699,576)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	522,724		345,702
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	14,553	-	-
Amortization of bond discount	202,616	144,535	58,081
Loss on sale of assets	12,620
Change in current assets and liabilities:
Funds held in trust, Attorney		-	-
Inventory	-	-	75,968
Prepaid expenses	-	57,617	(57,617)
Deposits	150,000	-
Accounts payable and accrued expenses	208,474	32,021	26,240
Net cash flows from operating activities	(1,890,129)	(210,582)	(251,202)
Cash flows from investing activities:
Purchase of fixed assets	(14,553)	-	-
Website development costs incurred
Net cash flows from investing activities	(14,553)	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	1,169,827	67,816	40,000
Proceeds/(payments) from notes payable	200,384	31,722	87,392
Convertible Note Payable	524,500	37,481	102,500
Investment in subsidiary	-	23,100	(23,100)
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,919,211	160,119	206,792
Net cash flows	14,529	(50,463)	(44,410)
Cash and equivalents, beginning of period	-	64,992	109,402
Cash and equivalents, end of period	$14,529	$14,529	$64,992

Supplemental cash flow disclosures:
Cash paid for interest	$(295,784)	$-	$-
Cash paid for income taxes	-
Shares issued to settle convertible debenture	$123,271	$80,152

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.
Formerly Nano-Jet Corp.
(A development stage enterprise)
Notes to Financial Statements
December 31, 2013

Note 1 - Organization and summary of significant accounting policies:
Following is a summary of the Company's organization and significant accounting policies:
Organization and nature of business –Hitor Group Inc., formerly Nano-Jet Corp. ("We," or "the Company") is a Nevada corporation incorporated on July 15, 2005. Effective December 6, 2007, the Company changed its name to Hitor Group Inc.
The Company's product is anticipated to allow owners and operators of both gasoline and diesel powered vehicles to potentially increase fuel efficiency while reducing fuel emissions into the environment. In addition, the Company intends to operate three other subsidiaries. One will focus on oil extraction, transport and storage solutions. The other will focus on alternative powered private and commercial vehicles.  The Company owns a proprietary technology and currently is applying for patents and has hired patent attorneys for this technology worldwide.
The Company is also in the process of substantially changing their business plan.  The company will operate two distinct sections, the one that allows fuel and energy efficiency and a new telecom division which will allow the company to offer voice over internet protocol (VoIP).  See note 9 for more.
Basis of presentation – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, and cash flows of the Company for the period ending December 31, 2013 and 2012.
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
Net loss per share calculation - Net loss per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

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

Hitor Group, Inc.
Formerly Nano-Jet Corp.
(A development stage enterprise)
Notes to Financial Statements
December 31, 2013

The provision for refundable Federal income tax consists of the following:
	12/31/2013	12/31/2012
Refundable Federal income tax attributable to:
Current operations	$(151,217)	$	(227,656)
Less, Nondeductible expenses	-0-		-0-
-Less, Change in valuation allowance	151,217		227,656
Net refundable amount	-0-		-0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount  is as follows:
	12/31/2013	12/31/12
Deferred tax asset attributable to:
Net operating loss carryover	$1,007,243	$856,027
Less, Valuation allowance	(1,007,243)	(856,027)
Net deferred tax asset	-0-	-0-
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

On June 19, 2007, the Company's convertible notes payable were called.  The company issued 1,000,000 shares in exchange for $700,000 of the convertible notes.
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

The Company issued additional convertible notes payable in July of 2009 in the amount of $100,000.  The note is due one year from the date of issue and bears interest at a rate of 5% per annum compounded annually.  The terms of the note allow the holder to convert the note into shares of the Company's stock at a rate of one share per $1 of debt including unpaid interest.

On January 24, 2012, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $42,500.  These notes are convertible into shares of the Company's common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 10 months and each bear an 8% interest rate.  As of June 30, 2012, the Company has issued and received $42,500.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $34,773.

On May 16, 2012, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $27,500.  These notes are convertible into shares of the Company's common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 10 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $22,500.

Hitor Group, Inc.
Formerly Nano-Jet Corp.
(A development stage enterprise)
Notes to Financial Statements
December 31, 2013

On July 31, 2012, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $32,500.  These notes are convertible into shares of the Company's common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $14,773.

On March 7, 2013, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $32,500.  These notes are convertible into shares of the Company's common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $26,591.

On April 15, 2013, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $32,500.  These notes are convertible into shares of the Company's common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $26,591.

On May 31, 2013, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $32,500.  These notes are convertible into shares of the Company's common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $26,591.

On August 7, 2013, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $14,500.  These notes are convertible into shares of the Company's common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $11,864.

On November 11, 2013, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $12,500.  These notes are convertible into shares of the Company's common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $10,227.

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

Note 9 – Stock Subscriptions
On March 22, 2007 the Company issued a stock subscription in the amount of $700,000.  The subscription is for 1,000,000 shares at a rate of $0.70 per share.  Among other provisions the subscription holder has exclusive selling rights to the Company's product in Poland and responsibilities to sell preset amounts of product.

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

Note 10 – Resignation of Director
On February 1, 2012, Mr. Xiao Lin resigned as a director of the Company.

Note 11 – Marketing Contract and Restatement:
Prior to the issuance of the financial statements management determined that it had not recorded a consulting agreement between Turon Capital Partners, Inc. and the Company. The agreement was effective on March 2, 2012 and will result in a restatement for both the March 31, 2012 and June 30, 2012 financial statements. The agreement between the parties was for ongoing consulting and support assistance for the marketing of all the Company's products. The term of the agreement is for a period of twelve months but can be canceled by either party with a sixty day written notice by certified/registered mail. Compensation provided to Turon Capital Partners, Inc. was in the form of an issuance of 3,142,750 common shares. Furthermore, the Company has agreed to advance $50,000 upon the approval of a ninety day marketing plan that has yet to be finalized.

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

(b) Managements Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a 15(f) under the Exchange Act.  Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In connection with the preparation of this Annual Report on Form 10 K for the year ended December 31, 2013, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures were not effective as of December 31, 2013.  There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  This Annual Report on Form 10 K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Annual Report on Form 10 K.

(c) Changes in Internal Control over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.  Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies  This Annual Report on Form 10 K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Annual Report on Form 10 K.

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
2013: $
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

2013: $ 0
2012: $ 0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2013: $0  Nature of Services:
2012: $ 0 Nature of Services

All Other Fees:

2013: $ 0
2012: $ 0

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Incorporated by Reference to Form SB-2 filed March 24, 2003
3.2	Bylaws	Incorporated by reference to Form SB-2 filed March 24, 2003
3.3	Certificate of Amendment filed August 27, 2004	Previously Filed
3.3	Certificate of Amendment filed October 19, 2006	Incorporated by reference to Form 8K filed November 3, 2006
3.5	Certificate of Amendment filed December 6, 2007	IPreviously Filed
31	Rule 31a 14(a)/15d 14(a) Certification	Included
32	Section 1350	Included
101.INS	XBRL Instance	Previously Filed
101.SCH	XBRL Taxonomy Extension Schema	Previously Filed
101.CAL	XBRL Taxonomy Extension Calculation	Previously Filed
101.DEF	XBRL Taxonomy Extension Definitions	Previously Filed
101.LAB	XBRL Taxonomy Extension Labels	Previously Filed
101.PRE	XBRL Taxonomy Extension Presentation	Previously Filed

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HITOR GROUP. INC.

/s/ Ken Martin
_________________________________
Ken Martin
Chief Executive Officer, Director
Dated May 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ken Martin
 __________________________________
Ken Martin
Chief Executive Officer,
Chief Accounting Officer,
Director
Dated:  May 20, 2014

/s/ Richard Harris
__________________________________
Richard Harris
President, Director
Date:  May 20, 2014

/s/ Harald Hartz
___________________________________
Harald Hartz
Director
Date:  May 20, 2014