Form 10-Q
period 2014-06-30
HITOR GROUP, INC.
filed 2014-08-19
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2014

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

[ ] Yes

[ X ] No

As of June 30, 2014, there were 85,267,731 issued and outstanding shares of the Company’s common stock.

PART I

Item 1.  Financial Statements.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2014, and the results of its operations for the three and six month periods ended June 30, 2014 and 2013, and its cash flows for the three and six month periods ended June 30, 2014 and 2013.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the year ended December 31, 2013.  The results of operations for the three and six month periods ended June 30, 2014 and 2013, are not necessarily indicative of operating results for the full year.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Table of Contents

Balance Sheets:
June 30, 2014 and December 31, 2013	F-1

Statements of Operations:
For the three and six months ended June 30, 2014 and 2013 and
cumulative inception July 15, 2005 through June 30, 2014	F-2

Statements of Cash Flows:
For the three months ended June 30, 2014 and 2013	F-3

Notes to Financial Statements:
June 30, 2014	F-5 to F-10

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheets

	(Unaudited)	(audited)
	June 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash	$ 4,978	$ 14,529
Prepaid Expenses	-	-
Inventory	-	-
Total current assets	4,978	14,529

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	5,617	5,617
Leasehold Improvements	-	-
Total Fixed Assets	14,553	14,553
Less Accumulated Depreciation	(14,553)	(14,553)
Net Fixed Assets	-	-

Other Assets
Investment in HITOR Poland LLC	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 4,978	$ 14,529

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 223,137	$ 208,474
Convertible Notes Payable	597,448	524,500
Deposit	150,000	150,000
Notes payable	151,103	162,903
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	1,146,188	1,070,377

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	1,146,188	1,070,377

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 authorized,
85,267,731 and 81,505,862 shares issued and outstanding	85,268	81,506
Capital in excess of par value	1,876,864	1,855,126
Deficit accumulated during the development stage	(3,103,342)	(2,992,480)
Total stockholders' deficit	(1,141,210)	(1,055,848)
Total liabilities and stockholders' deficit	$ 4,978	$ 14,529

The accompanying notes are an integral part of these statements.

F-1

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
	Cumulative,
	Inception,
	July 15,	Three months	Three months	Six months	Six months
	2005 Through	Ended	Ended	ended	ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2014	2013	2014	2013

Sales	$ 81,723	$ -	$ 50,000	$ -	$ 50,000

Cost of Sales	49,579	-	-		-

Gross Profit	32,144	-	50,000	-	50,000

General and administrative expenses:
Salaries	228,693	-			-
Depreciation	22,837	-			-
Legal and professional	1,151,116	27,571	31,569	32,244	93,608
Marketing and Advertising	457,075	835	30,644	1,014	52,791
Insurance	32,920	105	105	210	210
Communications	59,241	1,552	1,662	2,454	3,628
Rent	108,949	1,500	3,000	2,695	4,000
Inventory impairment	75,968				-
Other general and administrative	486,113	11,990	17,392	17,084	35,801
Total operating expenses	2,622,912	43,553	84,372	55,701	190,038
(Loss) from operations	(2,590,768)	(43,553)	(34,372)	(55,701)	(140,038)

Other income (expense):
Interest Income	4,617	-	-	-	-
Loss on disposition of assets	(35,720)			-
Interest (expense)	(481,471)	(30,066)	(10,544)	(55,161)	(91,246)
(Loss) before taxes	(3,103,342)	(73,619)	(44,916)	(110,862)	(231,284)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (3,103,342)	$ (73,619)	$ (44,916)	$ (110,862)	$ (231,284)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		83,546,485	74,767,204	83,546,485	74,767,204

The accompanying notes are an integral part of these statements.

F-3

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	Cumulative,
	Inception,
	July 15,	Six months	Six months
	2005 Through	ended	ended
	June 30,	June 30,	June 30,
	2014	2014	2013
Cash flows from operating activities:
Net (loss)	$ (3,103,342)	$ (110,862)	$ (231,284)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	522,724		-
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	14,553	-	-
Interest expense	13,909	13,909
Amortization of bond discount	222,155	19,539	15,580
Loss on sale of assets	12,620
Change in current assets and liabilities:
Prepaid expenses	-	-	20,117
Deposits	150,000	-
Accounts payable and accrued expenses	223,137	14,663	19,323
Net cash flows from operating activities	(1,952,880)	(62,751)	(176,264)
Cash flows from investing activities:
Purchase of fixed assets	(14,553)	-	-
Website development costs incurred
Net cash flows from investing activities	(14,553)	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	1,169,827	-	-
Proceeds/(payments) from notes payable	188,584	(11,800)	49,982
Convertible Note Payable	589,500	65,000	65,000
Investment in subsidiary	-	-	-
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,972,411	53,200	114,982
Net cash flows	4,978	(9,551)	(61,282)
Cash and equivalents, beginning of period	-	14,529	64,992
Cash and equivalents, end of period	$ 4,978	$ 4,978	$ 3,710

Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-
Shares issued to settle convertible debenture	$ 138,271	$ 15,000	$ 7,286

The accompanying notes are an integral part of these statements.

F-3

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2014

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

Basis of presentation – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, and cash flows of the Company for the period ending June 30, 2014 and December 31, 2013.

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

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2014 and December 31, 2013.

Inventory – Inventory is recorded at lower of cost or market, cost is computed on a first-in first-out basis.  The inventory consists of imported parts.  The Company currently has no inventory.

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

June 30, 2014

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

Recently Issued Accounting Pronouncements - For the periods ended June 30, 2014 and December 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

At June 30, 2014, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

June 30, 2014

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

June 30, 2014

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

On June 2, 2014, the Company issued 1,401,869 to reduce their convertible notes by $15,000.

Note 7 – Convertible Notes Payable:

On December 12, 2006 the Company issued a convertible notes payable in the amount of $300,000.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2014

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

On April 15, 2014, The Company entered into a Note Purchase Agreement with KBM Worldwide, Inc. in which the Company issued to KBM Worldwide a convertible promissory note in the amount of $22,500.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

June 30, 2014

These notes are convertible into shares of the Company’s common stock based on 51% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 49% discount on conversion factor.  The Company recorded bond discount of $23,418.

On May 19, 2014, The Company entered into a Note Purchase Agreement with KBM Worldwide, Inc. in which the Company issued to KBM Worldwide a convertible promissory note in the amount of $42,500.  These notes are convertible into shares of the Company’s common stock based on 51% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 49% discount on conversion factor.  The Company recorded bond discount of $44,235.

The balance of these convertible debentures at June 30, 2014 and December 31, 2013 was $297,448 and $124,500, respectively.  The balance of the bond discount amount was $54,932 at June 30, 2014 and $16,182 December 31, 2013.

Note 8 – Notes Payable

The Company has a non-interest bearing note payable with one of its officers and shareholders.  The balance of this note at June 30, 2014 was $22,103 and $33,903 at December 31, 2013.

The Company also has notes payable $129,000.  These notes carry an interest rate of 8% and a one year maturity rate.  The balance of these notes at June 30, 2014 and December 31, 2013 was $129,000.

Note 9 – Subsequent Events:

Management has reviewed events between June 30, 2014 and the date the financials were issued, May 19, 2014, and there were no significant events identified for disclosure.

On July 28, 2014, The Company received $12,500 in a convertible notes payable with KBM Worldwide, Inc.

On August 6, 2014, the Company issued 2,380,952 shares of stock to reduce their convertible notes payable with Asher by $15,000.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Hitor Group is a development stage company with limited operations, limited revenue, limited financial backing and limited assets.  The following plan of operation should be read in conjunction with the June 30, 2014, unaudited financial statements and the related notes elsewhere in this report.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under Business and elsewhere in this report.

As of June 30, 2014, Hitor Group had $4,978 cash on hand.  Development stage net loss for the three months ended June 30, 2014, was $73,619 compared to $44,916 for the three months ended June 30, 2013.  The loss for the quarter ended June 390, 2014, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the Company’s development stage activities, with a nominal amount of sales revenue.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of June 30, 2014, he concluded that those disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.  Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies  This Quarterly Report on Form 10 Q does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Quarterly Report on Form 10 Q.

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

Hitor, Inc.

Date August 18, 2014

/s/ Ken Martin

Ken Martin, CEO, CAO, Director, President