Form 10-Q
period 2014-09-30
HITOR GROUP, INC.
filed 2014-11-14
CIK 1224006

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2014

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

[ ] Yes

[ X ] No

As of September 30, 2014, there were 87,648,683 issued and outstanding shares of the Company’s common stock.

PART I

Item 1.  Financial Statements.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2014, and the results of its operations for the three and nine month periods ended September 30, 2014 and 2013, and its cash flows for the three and nine month periods ended September 30, 2014 and 2013.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the year ended December 31, 2013.  The results of operations for the three and nine month periods ended September 30, 2014 and 2013, are not necessarily indicative of operating results for the full year.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
Table of Contents

Balance Sheets:
September 30, 2014 and December 31, 2013:	F-1

Statements of Operations:
For the three and nine months ended September 30, 2014 and 2013 and
cumulative inception July 15, 2005 through September 30, 2014	F-2

Statements of Cash Flows:
For the nine months ended September 30, 2014 and 2013	F-3

Notes to Financial Statements:
September 30, 2014	F-4 to F-10

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Balance Sheets

	(Unaudited)	(Audited)
	September 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash	$ 28,196	$ 14,529
Prepaid Expenses	-	-
Inventory	-	-
Total current assets	28,196	14,529

Fixed Assets
Furniture and Equipment	8,936	8,936
Computer Equipment	5,617	5,617
Leasehold Improvements	-	-
Total Fixed Assets	14,553	14,553
Less Accumulated Depreciation	(14,553)	(14,553)
Net Fixed Assets	-	-

Other Assets
Investment in HITOR Poland LLC	-	-
Goodwill	-	-
Total Other Assets	-	-
Total assets	$ 28,196	$ 14,529

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 225,738	$ 208,474
Convertible Notes Payable	694,293	524,500
Deposit	150,000	150,000
Notes payable	141,135	162,903
Advance from Lantz Financial, Inc.	24,500	24,500
Total current liabilities	1,235,666	1,070,377

Long-term liabilities:

Total long-term liabilities	-	-

Total liabilities	1,235,666	1,070,377

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 150,000,000 authorized,
87,648,683 and 81,505,862 shares issued and outstanding	87,649	81,506
Capital in excess of par value	1,909,709	1,855,126
Stock subscription	11,040	-
Deficit accumulated during the development stage	(3,215,868)	(2,992,480)
Total stockholders' deficit	(1,207,470)	(1,055,848)
Total liabilities and stockholders' deficit	$ 28,196	$ 14,529

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Operations
Unaudited
	Cumulative,
	Inception,
	July 15,	Three months	Three months	Nine months	Nine months
	2005 Through	Ended	Ended	ended	ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2014	2014	2013	2014	2013

Sales	$ 81,723	$ -	$ -	$ -	$ 50,000

Cost of Sales	49,579	-	-		-

Gross Profit	32,144	-	-	-	50,000

General and administrative expenses:
Salaries	228,693	-			-
Depreciation	22,837	-			-
Legal and professional	1,174,607	23,491	25,847	55,735	119,455
Marketing and Advertising	458,621	1,546	627	2,560	53,418
Insurance	33,025	105	105	315	315
Communications	60,616	1,375	1,215	3,829	4,843
Rent	110,949	2,000	-	4,695	4,000
Inventory impairment	75,968				-
Other general and administrative	500,829	14,717	10,210	31,801	46,012
Total operating expenses	2,666,145	43,234	38,004	98,935	228,043
(Loss) from operations	(2,634,001)	(43,234)	(38,004)	(98,935)	(178,043)

Other income (expense):
Interest Income	4,617	-	-	-	-
Loss on disposition of assets	(35,720)			-
Interest (expense)	(550,764)	(69,293)	(64,201)	(124,454)	(155,447)
(Loss) before taxes	(3,215,868)	(112,527)	(102,205)	(223,389)	(333,490)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$ (3,215,868)	$ (112,527)	$ (102,205)	$ (223,389)	$ (333,490)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		84,572,035	75,514,537	84,572,035	75,514,537

The accompanying notes are an integral part of these statements.

HITOR GROUP, INC.
(Formerly NANO-JET, CORP.)
(A development stage enterprise)
Statements of Cash Flows
Unaudited
	Cumulative,
	Inception,
	July 15,	Nine months	Nine months
	2005 Through	ended	ended
	September 30,	September 30,	September 30,
	2014	2014	2013
Cash flows from operating activities:
Net (loss)	$ (3,215,868)	$ (223,389)	$ (333,490)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	522,724		-
Effects of reverse merger with LFG	(8,636)
Depreciation and Amortization	14,553	-	-
Interest expense	119,373	119,374
Amortization of bond discount	232,800	30,184	78,522
Loss on sale of assets	12,620
Change in current assets and liabilities:
Prepaid expenses	-	-	33,242
Deposits	150,000	-
Accounts payable and accrued expenses	227,240	18,766	39,744
Net cash flows from operating activities	(1,945,194)	(55,065)	(181,982)
Cash flows from investing activities:
Purchase of fixed assets	(14,553)	-	-
Website development costs incurred
Net cash flows from investing activities	(14,553)	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	1,169,827	-	-
Proceeds/(payments) from notes payable	178,616	(21,768)	57,335
Convertible Note Payable	615,000	90,500	67,551
Investment in subsidiary	-	-	-
Advance from Lantz Financial, Inc.	24,500
Net cash flows from financing activities	1,987,943	68,732	124,886
Net cash flows	28,196	13,667	(57,096)
Cash and equivalents, beginning of period	-	14,529	64,992
Cash and equivalents, end of period	$ 28,196	$ 28,196	$ 7,896

Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-
Shares issued to settle convertible debenture	$ 153,271	$ 30,000	$ 7,286

The accompanying notes are an integral part of these statements.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2014

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

Basis of presentation – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, and cash flows of the Company for the period ending September 30, 2014 and December 31, 2013.

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

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2014 and December 31, 2013.

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

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2014

Convertible Debentures:

Beneficial Conversion Features – If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded as a debt discount pursuant to FASB ASC Topic 470-20 “Debt with Conversion and Other Options.”  In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Debt Discount – The Company determines of the convertible debenture should be accounted for as liability or equity under FASB ASC 480, Liabilities – Distinguishing Liabilities from Equity.  FASB ASC 480, applies to certain contract involving a company’s own equity, and requires that issuers classify the following freestanding financial instruments as liabilities.  Mandatorily redeemable financial instruments, Obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts), and Certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

-

A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer’s equity shares with an issuance date fair value equal to a fixed dollar amount.

-

Variations in something other than the fair value of the issuer’s equity shares for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer’s equity shares, or

-

Variations inversely related to changes in fair value of the issuer’s equity shares, for example, a written put that could be net share settled.

Fair value of financial instruments – The Company has adopted Accounting Standards Codification regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks.  However, the Company has issued financial instruments including senior convertible notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty.  As required by FASB ASC 815, in certain circumstances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

Determination of fair value – The Company’s financial instruments consist of convertible notes payable.  The Company believes all of the financial instruments’ recorded values approximate their fair values because of their nature and respective durations.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2014

The Company complies with the provisions of FASB ASC 820-10, “Fair Values Measurements and Disclosures.”  FASB ASC 820-10 relates to financial assets and financial liabilities.  FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the Unites States of America (GAAP), and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

FASB ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consist of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 and Level 2) and the lowest priority to unobservable inputs (Level 3).

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

Development Stage Company - The Company’s financial statements are prepared as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities” pursuant to the provisions of Topic 26, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and developing functional beverages that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2014

Recently Issued Accounting Pronouncements - For the periods ended September 30, 2014 and December 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

At September 30, 2014, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Restatement

The financial statements have been revised as of December 31, 2013 to correct an error in accounting for the Company’s authorized shares of common stock.  In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

The Company has corrected the authorized shares from 100,000,000 to the correct amount of 150,000,000.

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

September 30, 2014

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

Note 6 – Convertible Notes Payable:

The Company had the following notes payable outstanding as of July 31, 2014 and April 30, 2014:

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2014

	September 30,	December 31,
	2014	2013
Promissory note payable, dated December 12, 2006 including accrued interest of $209,460 and $186,234 as of September 30, 2014 and December 31, 2014, respectively.	$ 400,000	$ 400,000

Promissory note payable, dated March 7, 2013 to Asher including accrued interest of $3,547 and $2,159 as of September 30, 2014 and December 31, 2014, respectively.	2,500	32,500

Promissory note payable, dated April 15, 2013 to Asher including accrued interest of $3,849 and $1,878 as of September 30, 2014 and December 31, 2014, respectively.	32,500	32,500

Promissory note payable, dated May 31, 2013 to Asher including accrued interest of $3,517 and $1,546 as of September 30, 2014 and December 31, 2014, respectively.	32,500	35,455

Promissory note payable, dated August 7, 2013, 2013 to Asher including accrued interest of $1,349 and $470 as of September 30, 2014 and December 31, 2014, respectively.	14,500	19,773

Promissory note payable, dated November 12, 2013, 2013 to Asher including accrued interest of $136 and $470 as of September 30, 2014 and December 31, 2014, respectively.	12,500	20,454

Promissory note payable, dated April 15, 2014 to KBM Worldwide, Inc including accrued interest of $915 as of September 30, 2014.	45,918	-

Promissory note payable, dated May 19, 2014 to KBM Worldwide, Inc including accrued interest of $1,728 as of September 30, 2014.	86,735

Promissory note payable, dated July 15, 2014 to Marv Nicholson including accrued interest of $128 as of September 30, 2014.	5,000

Promissory note payable, dated July 29, 2014 to KBM Worldwide, Inc. including accrued interest of $256 as of September 30, 2014.	25,510

Promissory note payable, dated September 2, 2014 to Darla Harlow including accrued interest of $128 as of September 30, 2014.	10,000

Promissory note payable, dated September 2, 2014 to Darla Harlow including accrued interest of $128 as of September 30, 2014.	10,000

Promissory note payable, dated September 15, 2014 to Cabe Cook including accrued interest of $128 as of September 30, 2014.	10,000

Promissory note payable, dated September 15, 2014 to KBM Worldwide, Inc. including accrued interest of $1,084 as of September 30, 2014.	108,164	-

	795,827	540,682
Less: Debt discount	(101,534)	(16,182)
Total note payable	$ 694,293	$ 524,500

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2014

On December 12, 2006 the Company issued a convertible notes payable in the amount of $300,000.  $200,000 of the loan was advanced in December, 2006.  In March 2007, the additional $100,000 was received.  The note is due one year from the date of issue and bears interest at the rate of 5% per annum compounded annually.  The Company issued additional convertible notes payable in July of 2009 in the amount of $100,000.  The terms of the note allow the holder to convert the note into shares of the Company’s stock at a rate of one share per $1 of debt including unpaid interest.  The Company has accrued interest of $209,460 and $186,234 as of September 30, 2014 and December 31, 2013 respectively.

On March 7, 2013, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $32,500.  These notes are convertible into shares of the Company’s common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $26,591.  During 2014, the Company converted 3,782,821 shares of stock and reduced their note by $30,000.  The Company has accrued interest of $3,547 and $2,159 as of September 30, 2014 and December 31, 2013 respectively.

On April 15, 2013, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $32,500.  These notes are convertible into shares of the Company’s common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $26,591.  The Company has accrued interest of $3,849 and $1,878 as of September 30, 2014 and December 31, 2013 respectively.

On May 31, 2013, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $32,500.  These notes are convertible into shares of the Company’s common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $26,591.  The Company has accrued interest of $3,517 and $1,546 as of September 30, 2014 and December 31, 2013 respectively.

On August 7, 2013, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $14,500.  These notes are convertible into shares of the Company’s common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $11,864.  The Company has accrued interest of $1,349 and $470 as of September 30, 2014 and December 31, 2013 respectively.

On November 11, 2013, The Company entered into a Note Purchase Agreement with Asher Enterprises, Inc. in which the Company issued to Asher Enterprises a convertible promissory note in the amount of $12,500.  These notes are convertible into shares of the Company’s common stock based on 55% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2014

each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 45% discount on conversion factor.  The Company recorded bond discount of $10,227.  The Company has accrued interest of $895 and $136 as of September 30, 2014 and December 31, 2013 respectively.

On April 15, 2014, The Company entered into a Note Purchase Agreement with KBM Worldwide, Inc. in which the Company issued to KBM Worldwide a convertible promissory note in the amount of $22,500.  These notes are convertible into shares of the Company’s common stock based on 51% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 49% discount on conversion factor.  The Company recorded bond discount of $23,418.  The Company has accrued interest of $915 as of September 30, 2014.

On May 19, 2014, The Company entered into a Note Purchase Agreement with KBM Worldwide, Inc. in which the Company issued to KBM Worldwide a convertible promissory note in the amount of $42,500.  These notes are convertible into shares of the Company’s common stock based on 51% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 49% discount on conversion factor.  The Company recorded bond discount of $44,235.  The Company has accrued interest of $915 as of September 30, 2014.

On July 9, 2014, The Company entered into a Note Purchase Agreement with Thom Schrader in which the Company issued to Mr. Schrader a convertible promissory note in the amount of $5,000.  These notes are convertible into shares of the Company’s common stock based on 50% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 3 months and each bear a 10% interest rate.  Additionally, the company recorded the intrinsic value of the 50% discount on conversion factor.  The Company recorded bond discount of $5,000.  On September 25, 2014 the Company paid off the balance of $5,000 plus $80 in accrued interest.

On July 15, 2014, The Company entered into a Note Purchase Agreement with Marv Nicholson in which the Company issued to Mr. Nicholson a convertible promissory note in the amount of $5,000.  These notes are convertible into shares of the Company’s common stock based on 50% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 3 months and each bear a 10% interest rate.  Additionally, the company recorded the intrinsic value of the 50% discount on conversion factor.  The Company recorded bond discount of $5,000.  The Company has accrued interest of $128 as of September 30, 2014.

On July 29, 2014, The Company entered into a Note Purchase Agreement with KBM Worldwide, Inc. in which the Company issued to KBM Worldwide a convertible promissory note in the amount of $12,500.  These notes are convertible into shares of the Company’s common stock based on 51% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 49% discount on conversion factor.  The Company recorded bond discount of $10,119.  The Company has accrued interest of $256 as of September 30, 2014.

On September 2, 2014, The Company entered into a Note Purchase Agreement with Darla Harlow in which the Company issued to Ms. Harlow a convertible promissory note in the amount of $5,000.  These

Hitor Group, Inc.

Formerly Nano-Jet Corp.

(A development stage enterprise)

Notes to Financial Statements

September 30, 2014

notes are convertible into shares of the Company’s common stock based on 50% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 3 months and each bear a 10% interest rate.  Additionally, the company recorded the intrinsic value of the 50% discount on conversion factor.  The Company recorded bond discount of $5,000.  The Company has accrued interest of $128 as of September 30, 2014.

On September 2, 2014, The Company entered into a Note Purchase Agreement with Darla Harlow in which the Company issued to Ms. Harlow a convertible promissory note in the amount of $5,000.  These notes are convertible into shares of the Company’s common stock based on 50% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 3 months and each bear a 10% interest rate.  Additionally, the company recorded the intrinsic value of the 50% discount on conversion factor.  The Company recorded bond discount of $5,000.  The Company has accrued interest of $128 as of September 30, 2014.

On September 15, 2014, The Company entered into a Note Purchase Agreement with Cabe Cook in which the Company issued to Mr. Cook a convertible promissory note in the amount of $5,000.  These notes are convertible into shares of the Company’s common stock based on 50% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 3 months and each bear a 10% interest rate.  Additionally, the company recorded the intrinsic value of the 50% discount on conversion factor.  The Company recorded bond discount of $5,000.  The Company has accrued interest of $128 as of September 30, 2014.

On September 15, 2014, The Company entered into a Note Purchase Agreement with KBM Worldwide, Inc. in which the Company issued to KBM Worldwide a convertible promissory note in the amount of $53,000.  These notes are convertible into shares of the Company’s common stock based on 51% of the lowest trade price in the 10 days pervious to the conversion.  The Notes have a maturity of 9 months and each bear an 8% interest rate.  Additionally, the company recorded the intrinsic value of the 49% discount on conversion factor.  The Company recorded bond discount of $49,034.  The Company has accrued interest of $1,084 as of September 30, 2014.

Note 7 – Notes Payable

The Company has a non-interest bearing note payable with one of its officers and shareholders.  The balance of this note at September 30, 2014 was $12,135 and $33,903 at December 31, 2013.

The Company also has notes payable $129,000.  These notes carry an interest rate of 8% and a one year maturity rate.  The balance of these notes at September 30, 2014 and December 31, 2013 was $129,000.

Note 8 – Subsequent Events:

Management has reviewed events between September 30, 2014 and the date the financials were issued, November 11, 2014, and there were no significant events identified for disclosure.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Hitor Group is a development stage company with limited operations, limited revenue, limited financial backing and limited assets.  The following plan of operation should be read in conjunction with the September 30, 2014, unaudited financial statements and the related notes elsewhere in this report.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under Business and elsewhere in this report.

As of September 30, 2014, Hitor Group had $28,196 cash on hand.  Development stage net loss for the three months ended September 30, 2014, was $112,527 compared to $102,205 for the three months ended September 30, 2013.  The loss for the quarter ended September 30, 2014, consisted primarily of legal and accounting, marketing and advertising and general and administrative expenses incident to the Company’s development stage activities, with a nominal amount of sales revenue.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of September 30, 2014, he concluded that those disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.  Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies  This Quarterly Report on Form 10 Q does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this Quarterly Report on Form 10 Q.

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

Hitor, Inc.

Date November 14, 2014

Ken Martin, CEO, CAO, Director, President